Form 10KSB40
period 1995-12-31
KARA INTERNATIONAL INC
filed 1997-03-06
CIK 769346

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 002-97690-D


                           KARA INTERNATIONAL, INC.
                           ------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            87-0421191
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          9005 Cobble Canyon Lane
                            Sandy, Utah  84093
                     --------------------------------
                 (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555


                        467 North 970 East
                     Springville, Utah  84663
                  ---------------------------------
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   None

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1996 - 0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     January 31, 1997 - $309. There are approximately 309,487 shares of common voting stock of the Company held by non-affiliates. The Company has valued these shares on the basis of par value or $0.001 per share; there is curently no market price for the Company's common stock.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                              Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            February 28, 1997

                                2,048,804*

          * Does not include 750,000 shares authorized to be issued to certain consultants and directors and executive officers of the Company as outlined under the heading "Business Development" of Item 1 of this Report.


                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.



Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Kara International, Inc. (the "Company") was organized under the laws of the State of Nevada on April 22, 1985, under the name "R & D Connections, Inc." The Company was formed for the purpose of engaging in the business of investing in other enterprises and all other lawful businesses. The Company's initial authorized capital consisted of 50,000,000 shares of one mill ($0.001) par value common voting stock. A copy of the Company's initial Articles of Incorporation is attached hereto and incorporated herein by reference. See Item 13 of this Report.

          The Company completed a public offering of 10,615 shares of its common stock, which takes into consideration the reverse split of the Company's common stock discussed below, pursuant to an S-18 Registration Statement which was filed with the Securities and Exchange Commission in 1985. The Company received gross proceeds of $265,360 and net proceeds of $197,109, after deduction of legal and accounting fees, prospectus costs and other expenses incidental to the public offering.

          By this reference, the Company's Registration Statement on Form S-18 of the Securities and Exchange Commission and its Prospectus, are incorporated herein. See Item 13 below.

          On September 22, 1986, the Company acquired all of the outstanding shares of Kara Incorporated, a Utah corporation ("Kara"), pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of this transaction, Kara became a wholly owned subsidiary of the Company. A Current Report on Form 8-K, dated September 22, 1986, covering this acquisition was filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Item 13 of this Report.

          On September 23, 1986, the Company changed its name to "Kara International, Inc." A copy of the Articles of Amendment are attached hereto and incorporated herein by this reference. See Item 13 of this Report.

          The only business operations conducted by the Company from its inception to the end of the period covered by this Report were those of Kara, which was in the business of manufacturing and marketing candy. These operations proved to be unsuccessful, and the Company ceased its business operations during the last quarter of 1988. Other than maintaining its good standing status in the State of Nevada, seeking prospective businesses or assets to acquire, the Company has had no business operations since that time.

          Pursuant to a resolution duly adopted by the shareholders of the Company on January 4, 1995, the Company effected a reverse split of its outstanding common voting stock on the basis of 250 for 1, while retaining the authorized shares at 50,000,000 and the par value at one mill ($0.001) per
share.   On June 15, 1995, the Company filed a Certificate of Amendment to the
Articles of Incorporation effecting the reverse split. All computations in this Report take into account the 250 shares for one reverse split of the Company's common stock. A copy of the Certificate of Amendment is attached hereto and incorporated herein by this reference. See Item 13 of this Report.

          Effective February 28, 1997, the Board of Directors of the Company resolved to enter into a Consultant Compensation Agreement to compensate certain consultants for non-capital raising services performed on behalf of the Company through the issuance of 250,000 shares of the Company's common stock and authorized the preparation and filing of an S-8 Registration Statement covering the offer, sale and issuance of such securities.

          Also, on February 28, 1997, the Board of Directors resolved to issue 500,000 "unregsitered" and "restricted" shares of the Company's common stock, 250,000 shares each to Messrs. David C. Merrell and Michael C. Brown, its President and Secretary/Treasurer, respectively. See Items 10 and 11 hereof.

Business.
---------

     Other than the business operations formerly carried on by Kara and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since its inception. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "blank check" company. Because the Company conducts no business and has no employees, management anticipates that any such acquisition would require the Company to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, David C. Merrell and Michael C. Brown beneficially own approximately 85% of the outstanding shares of common stock of the Company (this excludes the 500,000 shares to be issued in the aggregate to these persons and is discussed in Items 10 and 11 of this Report), and could approve any acquisition, reorganization or merger they deemed acceptable. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger. For acquiring companies with little or no assets, this usually amounts to between 80 and 95 percent of the outstanding shares of a company similar to this Company following the completion of any such transaction; because this Company currently has substantial assets, management expects that the amount of common stock to be issued will more than likely be based upon the relative assets of the Company and any prospective acquisition, reorganization or merger candidate, but will still be enough to transfer control of the Company to the former principals of the acquired entity. Accordingly, investments in any such private entity, if available, may tend to be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Securities and Exchange Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. It is not expected that such fees will be paid to management of the Company in connection with any such transaction. However, in the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having virtually no operating history, will likely be at a competitive disadvantage in competing with entities which have recently completed IPO's and have operating histories when compared with the extremely limited operating history of the Company.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
-----------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or
Services.
---------

     None; not applicable.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

     The Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, David C. Merrell, and are currently provided at no cost. Because the Company has no business, its activities will be limited to keeping itself in good standing in the State of Nevada and to preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Report; nor has any meeting of the stockholders been held during the past three years.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's common stock was only recently listed on the OTC Bulletin Board of the NASD under the symbol "KARX" on December 2, 1996; and there was no listing or any market whatsoever for the Company's securities for at least the five previous fiscal years.

     No assurance can be given that any "established public market" will develop in the common stock of the Company, regardless of whether the Company is successful in completing any acquisition, reorganization or merger deemed by management to be beneficial for the Company, or if any such market does develop, that it will continue or be sustained for any period of time. Sales of securities by past members of management under Rule 144 could also have an adverse effect on any market that does develop in the future; this is also the case with respect to the 250,000 shares to be issued to certain consultants as outlined under the heading "Business Development" of Item 1 hereof.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 387.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the calendar year ended December 31, 1996.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

Results of Operations.
----------------------

         The Company did not engage in any business activities during the calendar year ended December 31, 1995, nor the year ended December 31, 1994. General and administrative expenses for the period ended December 31, 1994, were $1,080, compared with $287 for the period ended December 31, 1995.

Liquidity.
----------

          During the period ended December 31, 1995, 1,899,048 shares of the Company's "unregistered" and "restricted" common stock was issued in consideration of advances by shareholders in the amount of $1,899.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1995 and 1994

          Independent Auditors' Report

          Balance Sheets - December 31, 1995 and 1994

          Statements of Operations, for the years ended
         December 31, 1995 and 1994, and for the
          period from January 1, 1989 through December 31,
          1995

          Statement of Stockholders' Equity (Deficit) from January 1, 1989 through December 31, 1995

          Statements of Cash Flows for the years ended
          December 31, 1995 and 1994, and for the
          period from January 1, 1989 through December 31,
         1995

          Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     There has been no change in the principal accountants of the Company during the past three years.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders (to be held within 180 days after the end of each fiscal year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Dale Black           President           9/22/86     5/4/94

Keith Cavanaugh      Sec'y/Treasurer   9/22/86       5/4/94

David C. Merrell     Director and       5/4/94          *
                   President

Michael C. Brown   Director and       5/4/94          *
                   Sec'y/Treasurer


* These persons presently serve in the capacities indicated.


Business Experience.
--------------------

          David C. Merrell. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

          Mike Brown. Mr. Brown is currently employed by Albertson's in Salt Lake City, Utah, as a journeyman grocer, and has held this position for the past three years. He also was employed at New Frontiers Market from July, 1993 to August, 1996. Previously, he was self employed for one year as a wholesaler of used clothing; and he was an auditor for the Jewel Osco Division of American Stores for the previous two years; and studied for one year for the Certified Public Accountant's exam, which he has passed, although he has not undertaken the required years of practice to become a CPA. Mr. Brown received a Bachelor of Science Degree in Accounting in 1983 from the University of Utah.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company is not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, as the Company files its Reports pursuant to Section 15(d) thereof.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


                                       Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts  ensat'n*
-----------------------------------------------------------------

David C.
Merrell,    12/31/94    0     0     0     0      0     0       0
President,  12/31/95    0     0     0     0      0     0       0
Director    12/31/96*   0     0     0     0      0     0       0

Michael C.
Brown,      12/31/94    0     0     0     0      0     0       0
Secretary/  12/31/95    0     0     0     0      0     0       0
Treasurer,  12/31/96*   0     0     0     0      0     0       0
Director

Keith       12/31/94    0     0     0     0      0     0       0
Cavanaugh,  12/31/95    0     0     0     0      0     0       0
Former      12/31/96*   0     0     0     0      0     0       0
Sec'y/Treas

Dale
Black,      12/31/94    0     0     0     0      0     0       0
Former      12/31/95    0     0     0     0      0     0       0
President   12/31/96*   0     0     0     0      0     0       0


     * For information regarding compensation to be paid to Messrs. Merrell and Brown by the issuance of "unregistered" and "restricted" securities of the Company, see the heading "Business Development" of Item 1 of this Report.

     ** See the 10-KSB Annual Report for the year ended December 31, 1996, which has been filed with the Securities and Exchange Commission simultaneous with the filing of this Report.

     No other cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1996, 1995 or 1994, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 2,048,804 shares of common stock being outstanding:



                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------

David C. Merrell         1,719,321*                  83.9%
9005 Cobble Canyon Ln.
Sandy, Utah  84093



     * Of this amount, 1,639,041 shares are held in the name of Chiricahua Company, a sole proprietorship owned by David C. Merrell, and 80,280 shares are held in the name of Corie Merrell, who is the wife of David C. Merrell. Does not include 250,000 "unregistered" and "restricted" shares of the Company resolved to be issued to Mr. Merrell for compensation on February 28, 1997. See the heading "Business Development" of Item 1 of this Report.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1994, 1995 and 1996:


                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/94          of Class
----------------         ------------------      -------------


David C. Merrell                280*                   .002%
9005 Cobble Canyon Ln.
Sandy, Utah  84093

Dale Black                    14,477                   9.6%
467 North 970 East
Springville, Utah 84663

Keith Cavanaugh                7,967                   5.3%
9929 South Albury Rd.
Sandy, Utah  84092

     * These shares are held in the name of Corie Merrell, who is the wife of David C. Merrell.


                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/95          of Class
----------------         ------------------      -------------


David C. Merrell           1,719,321*                83.9%
9005 Cobble Canyon Ln.
Sandy, Utah  84093

Michael C. Brown              20,000              1%
2159 Alta Cove Cr.
Sandy, Utah  84093

Dale Black                     14,477             9.6%
467 North 970 East
Springville, Utah 84663

Keith Cavanaugh                  800               .0003%
9929 South Albury Rd.
Sandy, Utah  84092


     * Of this amount, 1,639,041 shares are held in the name of Chiricahua Company, a sole proprietorship owned by David C.
          Merrell, and 80,280 shares are held in the name of Corie
          Merrell, who is the wife of David C. Merrell.


                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/96          of Class
----------------         ------------------      -------------

David C. Merrell           1,719,321*                83.9%
9005 Cobble Canyon Ln.
Sandy, Utah  84093

Michael C. Brown              20,000**            1%
2159 Alta Cove Cr.
Sandy, Utah  84093

Dale Black                     14,477              .007%
467 North 970 East
Springville, Utah 84663

Keith Cavanaugh                   800              .0003%
9929 South Albury Rd.
Sandy, Utah  84092


     * Of this amount, 1,639,041 shares are held in the name of Chiricahua Company, a sole proprietorship owned by David C.
          Merrell, and 80,280 shares are held in the name of Corie
          Merrell who is the wife of David C. Merrell. Does not include 250,000 "unregistered" and "restricted" shares of the Company resolved to be issued to Mr. Merrell for compensation on February 28, 1997. See the heading
          "Business Development" of Item 1 of this Report.

     ** Does not include 250,000 "unregistered" and "restricted" shares of the Company resolved to be issued to Mr. Brown for compensation on February 28, 1997. See the heading "Business Development" of Item
          1 of this Report.


Currently, all directors   1,739,321              84.9%
and executive officers
as a group (2 persons)

     See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated under Item 1 of this Report, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     Except as indicated under Item 1 of this Report, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under Item 1 of this Report, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     Except as indicated under Item 1 of this Report, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

S-18 Registration Statement filed with the   Part I**
Securities and Exchange Commission

Form 8-K Current Report dated 9/22/86        Part I**






          (ii)

Exhibit
Number               Description
------               -----------

 3.1      Initial Articles of Incorporation of
         R & D Connections, Inc.

 3.2 Articles of Amendment regarding name change to "Kara Internatonal, Inc."

 3.3      Certificate of Amendment regarding reverse split

 27       Financial Data Schedule




          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KARA INTERNATIONAL, INC.



Date:                                  By /s/ David C. Merrell
      ----------                        --------------------------------------
                                        David C. Merrell
                                        Director and President



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       KARA INTERNATIONAL, INC.



Date:                                  By /s/ David C. Merrell
     ----------                          ------------------------------------
                                         David C. Merrell
                                         Director and President


Date:                                  By /s/ Michael C. Brown
     ----------                          ------------------------------------
                                         Michael C. Brown
                                         Director and Secretary/Treasurer



                           KARA INTERNATIONAL, INC.
                        [A Development Stage Company]

                            FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994

PRITCHETT, SILER & HARDY, P.C.
(Letterhead)

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
KARA INTERNATIONAL, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Kara International, Inc. [a development stage company] at December 31, 1995 and 1994, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1995 and 1994 and for the period from January 1, 1989 through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Kara International, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 and for the period from January 1, 1989 through December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses since inception, has expended most of its working capital and has not yet been successful in establishing profitable operations raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Prichett, Siler & Hardy
March 21, 1996

                       KARA INTERNATIONAL, INC.
                    [A Development Stage Company]
                            BALANCE SHEETS
                                ASSETS

                                                December 31,
                                             1995         1994
 CURRENT ASSETS:
  Cash in bank                              $ 613        $    -

    Total Current Assets                    $ 613        $    -

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
  Advance from shareholder                     81          1,080

    Total Current Liabilities                  81          1,080

 STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,048,810 and 149,762
   shares issued and outstanding at
   December 31, 1995 and 1994               2,049            150
  Capital in excess of par value        1,120,128      1,120,128
  Deficit accumulated during the
  development stage                    (1,121,645)    (1,121,358)

    Total Stockholders' Equity (Deficit)      532         (1,080)

Total Liabilities and Stockholders
 Equity                                     $ 613        $   -

                             KARA INTERNATIONAL, INC.
                          [A Development Stage Company]

                             STATEMENTS OF OPERATIONS
                                                            Cumulative from
                                For the Years Ended         January 1,1989
                                   December 31,                 Through
                                                              December 31,

                                1995           1994               1995
 REVENUE:
  Interest income              $    -         $    -            $    -

 EXPENSES:
  General and administrative        287          1,080             1,367
  Professional fees                 -              -                 -
  Interest Expense                  -           20,815           161,459
    Total Expenses                  287         21,895           162,826

 (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES AND DISCONTINUED
 OPERATIONS                        (287)       (21,895)         (162,826)

 CURRENT INCOME TAX EXPENSE         -              -                 -

 DEFERRED INCOME TAX EXPENSE        -              -                 -

 (LOSS) BEFORE DISCONTINUED
 OPERATIONS                        (287)       (21,895)         (162,826)

 (LOSS) FROM OPERATIONS OF
 DISCONTINUED SUBSIDIARY NET
 OF NO TAX EFFECT                   -              -             (27,426)

 GAIN ON DISPOSAL OF DISCONTINUED
 SUBSIDIARY                         -              -             203,390

 NET INCOME (LOSS)              $  (287)     $ (21,895)         $ 13,138

 INCOME (LOSS) PER COMMON SHARE:
 (Loss) from continuing
 operations                      $ (.00)        $ (.27)           $ (.46)
 (Loss) from discontinued
 operations                         .00            .00              (.08)
 Gain on disposal of discontinued
 operations                         .00            .00               .58

 INCOME (LOSS) PER COMMON SHARE: $ (.00)        $ (.27)            $ .04

                            KARA INTERNATIONAL, INC.
                         [A Development Stage Company]
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                       Earnings
                                                     Accumulated
                         Common Stock    Capital in   During the
                                         Excess of   Development
                        Shares   Amount  Par Value      Stage
BALANCE,
 January 1, 1989        69,762    $  70   $688,749  $(1,134,783)

Net income for the
period ended December 31,
1989                       -        -          -        160,520

BALANCE,
 December 31, 1989      69,762       70    688,749     (974,263)

Net loss for the year
ended December 31, 1990                                 (31,300)

BALANCE,
 December 31, 1990      69,762       70    688,749   (1,005,563)

Net loss for the year
ended December 31, 1991                                 (31,300)

BALANCE,
 December 31,1991       69,762       70    688,749   (1,036,863)

Net loss for the year
ended December 31, 1992                                 (31,300)

BALANCE,
 December 31, 1992      69,762       70    688,749   (1,068,163)

Net loss for the year
ended December 31, 1993                                 (31,300)

BALANCE,
 December 31, 1993      69,762       70    688,749   (1,099,463)

Issuance of 80,000
shares to a related
party as payment for a
judgment related
to a note payable and
related interest,
November, 1994          80,000       80    431,379          -

Net loss for the year
ended December 31, 1994                                 (21,895)

BALANCE,
 December 31,1994      149,762      150  1,120,128   (1,121,358)

Issuance of 1,899,048
shares to officers &
shareholders to repay
amounts previously
advanced for investments,
January, 1995, at $.001
per share            1,899,048    1,899        -            -

Net loss for the year
ended December 31, 1995    -        -          -           (287)

BALANCE,
 December 31,1995    2,048,810    2,049  1,120,128   (1,121,645)

                       KARA INTERNATIONAL, INC.
                    [A Development Stage Company]
                       STATEMENTS OF CASH FLOWS
                                                        Cumulative from
                            For the Years Ended          on January 1,
                               December 31,              1989 Through
                                                         December 31,
                              1995         1994              1995
 Cash Flows from Operating
 Activities:
   Net income (loss)        $ (287)    $ (21,895)         $ 13,138
   Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Non-cash expenses
     (income)                  -          20,815           (14,505)
     Changes in assets and
     liabilities:
       Increase (decrease)
       accounts payable        -             -                 -

 Net Cash Flows Used by
 Operating Activities         (287)       (1,080)           (1,367)

 Cash Flows from Investing
 Activities                    -             -                 -

 Net Cash Used by Investing
 Activities                    -             -                 -

 Cash Flows from Financing
 Activities:
   Proceeds from common stock
   issuance                    -             -                 -
   Advances by shareholders    900         1,080             1,980

 Net Cash Provided by Financing
 Activities                    900         1,080             1,980

 Net Increase in Cash          613           -                 613

 Cash at Beginning of Period   -             -                 -

 Cash at End of Period       $ 613        $  -               $ 613

 Supplemental Disclosures of Cash Flow information:
    Cash paid during the period for:
    Interest                 $ -          $  -               $ -
    Income taxes             $ -          $  -               $ -

Supplemental Schedule of Noncash Investing and Financing Activities:
    For the year ended December 31, 1995:
       The Company issued 1,899,048 shares of common stock in re-payment of advances made by shareholders in the amount of $1,899.

    For the year ended December 31, 1994
       The Company issued 80,000 shares of common stock as payment in full for a note payable and its related accrued interest in the amount of $431,459.

                        KARA INTERNATIONAL, INC.
                     [A Development Stage Company]
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was incorporated in the State of Nevada under the name of R & D Connections on April 22, 1985. The Company completed a public offering of common stock during 1986 [See Note 5]. On September 22, 1986, the Company acquired all of the outstanding shares of Kara, Incorporated, a Utah corporation, that manufactured and marketed candy, and changed its name to Kara International, Inc. [the Company]. From September 1986, the Company commenced operating the business of marketing and developing confectionery products. The Company abandoned its subsidiary operation during the last quarter of 1988 [See Note 3]. The Company is not currently engaged in any business activity, but is seeking potential investments or business acquisitions and consequently is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Income (Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of shares outstanding during the period presented.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Reclassification - The financial statements for periods prior to 1995 have been reclassified to conform to the titles and headings used in the 1995 financial statements.

Stock Split - During January 1995, the Board of Directors authorized a 1 for 250 stock reverse of the issued and outstanding common shares of the Company. The Company retained the authorized shares at 50,000,000 shares with the par value at $.001 per share. The financial statements for all periods presented have been restated to reflect the effect of the common stock split.

NOTE 2 - INCOME TAXES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. The financial statements for prior years have not been restated and the cumulative effect of the change in accounting principle is included in determining net income for 1994. Such effect was not material in 1994 or for prior years.

The Company has available at December 31, 1995, unused operating loss carryforwards of approximately $1,000,000, which may be applied against future taxable income and which expire in various years beginning in 1999 through 2010. However, due to substantial changes in the Company's ownership, there will be annual limitations on the amounts of net operating loss carryforwards which can be utilized by the Company.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the current period's net loss.

NOTE 3 - DISCONTINUED OPERATIONS

On September 22, 1986, the Company acquired all of the outstanding shares of Kara, Incorporated, a Utah corporation, by the issuance of 35,967 (restated) shares of the Company stock to the shareholders of Kara, Incorporated in a tax free reorganization wherein Kara Incorporated became a wholly-owned subsidiary of the Company. The business combination was accounted for using the purchase method of accounting. The investment in the subsidiary was recorded in the financial statements based on the net asset value of the subsidiary at June 30, 1986, which was $ 146,992. Kara Incorporated manufactured and marketed candy. The Company operated its subsidiary candy company through 1988. During the last quarter of 1988, the Company abandoned and discontinued all of its candy manufacturing and marketing operations. All of the assets of the company were foreclosed and used to satisfy liabilities. At the point in time when the company discontinued its operations, there were 69,762 shares of common stock issued and outstanding. The Company also had certain notes payable that were not satisfied from the discontinued operation. During 1994, in settlement of a judgment from the court, the Company issued 80,000 shares of common stock to satisfy the notes payable including principal of $270,000 and accrued interest of $161,459. The discontinued operations have been segregated on the Statements of Operations. There was a $203,390 gain recorded during 1989 for the disposal of the discontinued operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Management Compensation - During the periods presented the Company did not pay any compensation to its officers and directors.


Advance from Shareholder - During 1994, a shareholder/officer advanced $1,080 to the Company. An additional advance of $900 was made during 1995. At December 31, 1995 and 1994 the unpaid balance owing the shareholder/officer was $81 and $1,080, respectively.

Stock Issued - In January, 1995, the Company issued 1,899,048 shares to shareholders and officers to reduce shareholder advances.

NOTE 5 - COMMON STOCK

Public Stock Offering - The Company completed a public offering of 10,615 shares of its authorized but unissued common stock. The offering was registered on Form S-18 in accordance with the Securities Act of 1933. Total proceeds of the offering amounted to $265,360 and stock offering costs of $68,251 were offset against capital in excess of par value.

Debt Cancellation - During November, 1994, the Company issued 80,000 shares of common stock as payment in full for a judgment related to a note payable of $270,000 and related accrued interest of $161,459.

Officer/Shareholder - In January, 1995, the Company issued 1,899,048 shares of common stock to shareholders and officers to repay previous advances made by the shareholders.

Stock Split - During January 1995, the Board of Directors authorized a 1 for 250 reverse stock split of all the issued and outstanding common shares of the Company. The Company retained the authorized shares at 50,000,000 shares with the par value at $.001 per share. The financial statements for all periods presented have been restated to reflect the reverse split.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception, has expended most of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock or through the proposed acquisition of another company by issuing common stock. There is no assurance that the Company will be successful in raising this additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to obtain additional financing or establish profitable operations.

NOTE 7 - CONTINGENCIES

During 1989, the Company discontinued the candy manufacturing and marketing operations of its subsidiary. Management believes that the Company is not liable for any existing liabilities related to its former operations and subsidiary but the possibility exists that creditors and others seeking relief from the subsidiary may also include the Company in claims and suits pursuant to the parent subsidiary relationship which existed between the Company and its subsidiary. The Company is not currently named in any such suits nor is it aware of any such suits against is former subsidiary. It is the belief of Management and their Counsel that the Company would be successful in defending against any such claims and that no material negative impact on the financial position of the Company would occur. Management and counsel further believe that with the passage of time the likelihood of any such claims being raised is becoming more remote and that various Statutes of Limitations should provide adequate defenses for the Company. Consequently, the financial statements do not reflect any accruals or allowances for any such claims.

The Company has approximately 340 shares of common stock outstanding for which it is unable to identify a shareholder. The Company is contingently liable should the unidentified shares someday be traded to a third party. The shares are not included in the outstanding stock of the Company.

NOTE 8 - SUBSEQUENT EVENTS

Proposed Quasi Reorganization - The Company is proposing to perform a quasi reorganization which would result in a restatement of its accumulated deficit as though the Company were just commencing operations. The Company would also change its name and may restructure its capital structure. Management believes the reorganization would assist the Company in its efforts to attract new investors and to develop new business operations. The proposed reorganization requires the approval of the shareholders of the Company.