Form 10QSB
period 1996-03-31
KARA INTERNATIONAL INC
filed 1997-03-06
CIK 769346

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 002-97690-D


                           KARA INTERNATIONAL, INC.
              (Name of Small Business Issuer in its Charter)


           NEVADA                                         87-0421191
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                           9005 Cobble Canyon Lane
                             Sandy, Utah  84093
                       --------------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes  X   No
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            February 28, 1997

                                2,048,804
                                ---------

     * Does not include 750,000 shares authorized to be issued by the Board of Directors on February 28, 1997. See the heading "Business Development" of Item 1 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996, which is being simultanteously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                         KARA INTERNATIONAL, INC.
                      [A Development Stage Company]
                         CONDENSED BALANCE SHEETS
                               [Unaudited]
                                 ASSETS
                                        March 31,      December 31,
                                          1996            1995
 CURRENT ASSETS:
   Cash                                  $ 590           $ 613

     Total Current Assets                  590             613

 OTHER ASSETS                              -               -
                                         $ 590           $ 613

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Advance from shareholder              $  81           $  81

     Total Current Liabilities              81              81

 STOCKHOLDERS' EQUITY:
   Common stock                          2,049           2,049
   Capital in excess of par value    1,120,128       1,120,128
   Deficit accumulated during the
    development stage               (1,121,668)     (1,121,645)

      Total Stockholders' Equity           509             532
                                         $ 590           $ 613

NOTE: The balance sheet at December 31, 1995 was taken from the audited financial statements at that date and condensed.

                       KARA INTERNATIONAL, INC.
                    [A Development Stage Company]
                 CONDENSED STATEMENTS OF OPERATIONS
                             [Unaudited]
                                    For the Three    For the Period
                                    Months Ended     From January 1,
                                      March 31,       1989 Through
                                                        March 31,
                                  1996      1995          1996
 REVENUE                          $  -      $  -          $  -

 EXPENSES:
   General and administration         23       -           1,390
   Interest expense                  -         -         161,459
                                      23       -         162,849

 LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                          (23)      -        (162,849)

 CURRENT INCOME TAX EXPENSE          -         -             -

 DEFERRED INCOME TAX EXPENSE         -         -             -

 (LOSS) BEFORE DISCONTINUED
   OPERATIONS                        (23)      -        (162,849)

 (LOSS) FROM OPERATIONS OF
  DISCONTINUED SUBSIDIARY NET
  OF NO TAX EFFECT                   -         -         (27,426)

 GAIN ON DISPOSAL OF DISCONTINUED
 SUBSIDIARY                          -         -         203,390

 NET LOSS                          $ (23)   $  -        $ 13,115

                        KARA INTERNATIONAL, INC.
                     [A Development Stage Company]
                  CONDENSED STATEMENTS OF CASH FLOWS
                              [Unaudited]
                                  For the Three      For the Period
                                  Months Ended       From January 1,
                                   March 31,          1989 Through
                                                        March 31,
                                1996        1995          1996
 Cash Flows from Operating
   Activities:

 Net (loss)                    $ (23)      $   -         $ 13,115
 Adjustments to reconcile net
  income to net cash used by
  operating activities:
    Non-cash expenses (income)   -             -         (14,505)
    Changes in assets and
      liabilities:
        Advances from
         shareholder             -             -              -

 Net Cash Flows used by
  Operating Activities           (23)         (-)         (1,390)

 Cash Flows from Investing
   Activities                    -             -              -

 Net Cash Flows used by
 Investing Activities            -             -              -

 Cash Flows from Financing
   Activities:

 Proceeds from common stock
  issuance                       -             -              -
 Advances by shareholders        -             -            1,980

 Net Cash Flows Provided by
  Financing Activities           -             -            1,980

 Net Increase (Decrease) in Cash (23)         (-)               5

 Cash at Beginning of Period     613           -              -

 Cash at End of Period         $ 590        $  -            $ 590

Supplemental schedule of Non-cash Investing and Financing
Activities:
   For the three months ended March 31, 1996
      None

   For the period ended March 31, 1995:
      The Company issued 1,899,048 shares of common stock in re-payment of advances made by shareholders in the amount of $1,899.

                        KARA INTERNATIONAL, INC.
                     [A Development Stage Company]
            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

Organization - The Company was incorporated in the State of Nevada under the name of R & D Connections on April 22, 1985. The Company completed a public offering of common stock during 1986. On September 22, 1986, the Company acquired all of the outstanding shares of Kara Incorporated, a Utah corporation, that manufactured and marketed candy, and changed its name to Kara International, Inc. [the Company]. From September 1986, the Company commenced operating the business of marketing and developing confectionery products. The Company abandoned its subsidiary operation during the last quarter of 1988. The Company is not currently engaged in any business activity, but is seeking potential investments or business acquisitions and consequently is considered a development stage company as defined in SFAS No.
7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Accounting Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Stock Split - During January 1995, the Board of Directors authorized a 1 for 250 reverse stock split of the issued and outstanding common shares of the Company. The Company retained the authorized shares at 50,000,000 shares with the par value at $.001 per share. The financial statements for all periods presented have been restated to reflect the effect of the common stock split.

NOTE 2 - RELATED PARTY TRANSACTIONS

Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Advance from Shareholder - At March 31, 1996 and December 31, 1995 the unpaid balance owing a shareholder/officer was $81.

Stock Issued - In January, 1995, the Company issued 1,899,048 shares to shareholders and officers to reduce shareholder advances.

Management Compensation - During the periods presented the Company did not pay any compensation to its officers and directors.

NOTE 3 - DISCONTINUED OPERATIONS

On September 22, 1986, the Company acquired all of the outstanding shares of Kara Incorporated, a Utah corporation, by the issuance of 35,967 (restated) shares of the Company stock to the shareholders of Kara Incorporated in a tax free reorganization wherein Kara Incorporated became a wholly-owned subsidiary of the Company. The business combination was accounted for using the purchase method of accounting. The investment in the subsidiary was recorded in the financial statements based on the net asset value of the subsidiary at June 30, 1986, which was $146,992. Kara Incorporated manufactured and marketed candy. The Company operated its subsidiary candy company through 1988. During the last quarter of 1988, the Company abandoned and discontinued all of its candy manufacturing and marketing operations. All of the assets of the company were foreclosed and used to satisfy liabilities. At the point in time when the company discontinued its operations, there were 69,762 shares of common stock issued and outstanding. The Company also had certain notes payable that were not satisfied from the discontinued operation. During 1994, in settlement of a judgment from the court, the Company issued 80,000 shares of common stock to satisfy the notes payable including principal of $270,000 and accrued interest of $161,459. The discontinued operations have been segregated on the Statements of Operations. There was a $203,390 gain recorded during 1989 for the disposal of the discontinued operations.

NOTE 4 - COMMON STOCK

Public Stock Offering - The Company previously completed a public offering of 10,615 shares of its authorized but unissued common stock. The offering was registered on Form S-18 in accordance with the Securities Act of 1933. Total proceeds of the offering amounted to $265,360 and stock offering costs of $68,251 were offset against capital in excess of par value.

Debt Cancellation - During November, 1994, the Company issued 80,000 shares of common stock as payment in full for a judgment related to a note payable of $270,000 and related accrued interest of $161,459.

Officer/Shareholder- In January, 1995, the Company issued 1,899,048 shares of common stock to shareholders and officers to repay previous advances made by the shareholders.

Stock Split - During January 1995, the Board of Directors authorized a 1 for 250 reverse stock split of all the issued and outstanding common shares of the Company. The Company retained the authorized shares at 50,000,000 shares with the par value at $.001 per share. The financial statements for all periods presented have been restated to reflect the reverse split.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception, has expended most of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock or through the acquisition of another company by issuing common stock. There is no assurance that the Company will be successful in raising this additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to obtain additional financing or establish profitable operations.

NOTE 6 - CONTINGENCIES

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

NOTE 7 - SUBSEQUENT EVENTS

Advances from Shareholder - Subsequent to March 31, 1996, a shareholder/officer of the Company made advances totalling $4,668.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended
September 30, 1996.

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

Results of Operations.
----------------------

         The Company did not engage in any business activities during the quarters ended March 31, 1996 and 1995, nor the year ended December 31, 1995. General and administrative expenses for the three months ended March 31, 1996, were $23, and none for the three months ended March 31, 1995.

Liquidity.
----------

          During the period ended March 31, 1995, 1,899,048 shares of the Company s unregistered and restricted common stock were issued in consideration of advances by shareholders in the amount of $1,899. These funds represented substantially all of the cash proceeds received by the Company to defray expenses during these periods.








                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

             Form 10-KSB Annual Report for the year ended
             December 31, 1996, filed simulataneously herewith, is incorporated herein by reference.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KARA INTERNATIONAL, INC.



Date:                            By /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        Director and President


Date:                             By /s/ Michael C. Brown
     --------------                     -------------------------------------
                                        Michael C. Brown
                                        Director and Secretary/Treasurer