Form 10QSB
period 1996-06-30
KARA INTERNATIONAL INC
filed 1997-03-06
CIK 769346

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

                          KARA INTERNATIONAL, INC.
                       [A Development Stage Company]
                          CONDENSED BALANCE SHEETS
                               [Unaudited]
                                 ASSETS
                                           June 30,      December 31,
                                             1996            1995
CURRENT ASSETS:
 Cash                                       $  573          $ 613
   Total Current Assets                        573            613

OTHER ASSETS                                   -               -
                                            $  573          $ 613

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                           $1,325          $  -
 Advance from shareholder                       81             81
   Total Current Liabilities                 1,406             81

STOCKHOLDERS' EQUITY:
 Common stock                                2,049          2,049
 Capital in excess of par value          1,120,128      1,120,128
 Deficit accumulated during the
  development stage                     (1,123,010)    (1,121,645)
   Total Stockholders' Equity                  833            532
                                             $ 573           $613

NOTE: The balance sheet at December 31, 1995 was taken from the audited financial statements at that date and condensed.

                        KARA INTERNATIONAL, INC.
                     [A Development Stage Company]
                  CONDENSED STATEMENTS OF OPERATIONS
                             [Unaudited]
                        For the Three     For the Six    For the Period
                        Months Ended      Months Ended   From January 1,
                          June 30,          June 30,      1989 Through
                                                             June 30,

                        1996    1995     1996    1995         1996
REVENUE                 $   -   $   -    $   -   $   -        $   -

EXPENSES:
 General and
   administrative         1,342     135    1,365     135       2,732
 Interest                   -       -        -       -       161,459

   Total expenses         1,342     135    1,365     135     164,191

 LOSS FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES AND DISCONTINUED
 OPERATIONS              (1,342)   (135)  (1,365)   (135)   (164,191)

 CURRENT INCOME TAX
 EXPENSE                    -       -        -       -           -

 DEFERRED INCOME TAX
 EXPENSE                    -       -        -       -           -

 (LOSS) BEFORE
 DISCONTINUED OPERATIONS (1,342)   (135)  (1,365)   (135)   (164,191)

 (LOSS) FROM OPERATIONS OF
 DISCONTINUED SUBSIDIARY NET
 OF NO TAX EFFECT           -       -        -       -       (27,426)

 GAIN ON DISPOSAL OF
 DISCONTINUED SUBSIDIARY    -       -        -       -       203,390

 NET LOSS              $ (1,342) $ (135) $(1,365) $ (135)    $11,773

                       KARA INTERNATIONAL, INC.
                    [A Development Stage Company]
                 CONDENSED STATEMENTS OF CASH FLOWS
                             [Unaudited]
                                For the Six     For the Period
                                Months Ended    From January 1,
                                  June 30,       1989 Through
                                                    June 30,
                             1996         1995        1996
 Cash Flows from Operating
  Activities:

 Net(loss)                 $ (1,365)    $ (135)     $ 11,773
 Adjustments to reconcile
 net income to net cash
 used by operating activities:
   Non-cash expenses (income)   -          -         (14,505)
   Changes in assets and
   liabilities:
     Accounts Payable         1,325        -           1,325
     Advances from shareholder  -          -             -

 Net Cash Flows used by
 Operating Activities           (40)      (135)       (1,407)

 Cash Flows from Investing
  Activities                    -          -             -

 Net Cash Flows used by
 Investing Activities           -          -             -

 Cash Flows from Financing
  Activities:
   Proceeds from common stock
   issuance                     -          -             -
   Advances by shareholders     -          -           1,980

 Net Cash Flows Provided by
 Financing Activities           -          -           1,980

 Net Increase (Decrease) in
 Cash                           (40)      (-)            573

 Cash at Beginning of Period    613        -             -

 Cash at End of Period        $ 573      $ -           $ 573

Supplemental schedule of Non-cash investing and Financing
Activities
  For the three months ended June 30, 1996
     None

  For the period ended June 30,1995:
     The Company issued 1,899,048 shares of common stock in re-payment of advances made by shareholders in the amount of $1,899.

                          KARA INTERNATIONAL, INC.
                       [A Development Stage Company]
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

Advance from Shareholder - At June 30, 1996 and December 31, 1995 the unpaid balance owing a shareholder/officer was $81.

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

NOTE 7 - SUBSEQUENT EVENTS

Advances from Shareholder - Subsequent to June 30, 1996, a shareholder/officer of the Company made advances totalling $4,668.

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

Results of Operations.
----------------------

         The Company did not engage in any business activities during the quarters ended June 30, 1996 and 1995, nor the year ended December 31, 1995. General and administrative expenses for the three months ended June 30, 1996 and 1995, were $1,342 and $135, respectively, and for the six months ended June 30, 1996 and 1995, were $1,365 and $135, respectively. These increased expenses related primarily to bringing the Company's financial statements current and related expenses.

Liquidity.
----------

          During the period ended June 30, 1995, 1,899,048 shares of the Company's "unregistered" and "restricted" common stock were issued in consideration of advances by shareholders in the amount of $1,899. These funds represented substantially all of the cash proceeds received by the Company to defray expenses during these periods.

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