Form 10QSB
period 1996-09-30
KARA INTERNATIONAL INC
filed 1997-03-06
CIK 769346

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

                                2,048,804*
                                ---------

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

                       KARA INTERNATIONAL, INC.

                    [A Development Stage Company]
                           BALANCE SHEETS

                              ASSETS
                                          Nine Months
                                             Ended
                                         September 30,
                                             1996        December 31,
                                          (Unaudited)        1995
 CURRENT ASSETS:
   Cash in bank                             $ 180            $613
                                            $ 180            $613

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
   Accounts payable                         2,500              -
   Advance from shareholder                 1,869              81
     Total Current Liabilities              4,369              81

 STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
    50,000,000 shares authorized,
    2,048,810 shares issued and
    outstanding                             2,049           2,049
   Capital in excess of par value       1,120,128       1,120,128
   Retained earnings (deficit)         (1,134,783)     (1,134,783)
   Earnings accumulated during
    development stage                       8,417          13,138
      Total Stockholders' Equity (Deficit) (4,189)            532
                                            $ 180            $613

                             KARA INTERNATIONAL, INC.
                           [A Development Stage Company]
                             STATEMENTS OF OPERATIONS

                                                        Cumulative from
                          For the Nine   For the Year   January 1, 1989
                          Months Ended      Ended          Through
                      September 30, 1996 December 31, September30, 1996
                          (Unaudited)       1995         (Unaudited)
 REVENUE:
  Interest income            $   -         $   -           $   -
 EXPENSES:
  General and administrative   4,721           287          6,088
  Interest Expense               -             -          161,459
     Total Expenses            4,721           287        167,547

 (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES AND DISCONTINUED
 OPERATIONS                   (4,721)        (287)       (167,547)

 CURRENT INCOME TAX EXPENSE      -            -                -

 DEFERRED INCOME TAX EXPENSE     -            -                -

 (LOSS) BEFORE DISCONTINUED
 OPERATIONS                   (4,721)        (287)       (167,547)

 (LOSS) FROM OPERATIONS OF
 DISCONTINUED SUBSIDIARY
 (NO TAX EFFECT)                 -            -           (27,426)

 GAIN (LOSS) ON DISPOSAL OF
 DISCONTINUED SUBSIDIARY         -            -           203,390

 NET INCOME (LOSS)          $ (4,721)      $ (287)         $8,417

 INCOME (LOSS) PER COMMON SHARE
  (Loss) from continuing
  operations                  $ (.00)      $ (.00)          $(.46)
  (Loss) from discontinued
  operations                     .00          .00            (.08)
  Gain on disposal of
  discontinued operations        .00          .00             .58

 INCOME (LOSS) PER COMMON
  SHARE:                      $ (.00)      $ (.00)           $.04

                              KARA INTERNATIONAL, INC.
                           [A Development Stage Company]
                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FROM THE DATE OF INCEPTION ON JANUARY 1, 1989
                  THROUGH DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                                    [UNAUDITED]

                                                                 Earnings
                                                                Accumulated
                         Common Stock    Capital in   Retained  During the
                                         Excess of    Earnings  Development
                        Shares   Amount  Par Value    (Deficit)    Stage
BALANCE,
 January 1, 1989        69,762    $  70   $688,749  $(1,134,783)$     -

Net income for the
period ended December 31,
1989                       -        -          -            -     160,520

BALANCE,
 December 31, 1989      69,762       70    688,749   (1,134,783)  160,520

Net loss for the year
ended December 31, 1990                                           (31,300)

BALANCE,
 December 31, 1990      69,762       70    688,749   (1,134,783)  129,220

Net loss for the year
ended December 31, 1991                                           (31,300)

BALANCE,
 December 31,1991       69,762       70    688,749   (1,134,783)   97,920

Net loss for the year
ended December 31, 1992                                           (31,300)

BALANCE,
 December 31, 1992      69,762       70    688,749   (1,134,783)   66,620

Net loss for the year
ended December 31, 1993                                           (31,300)

BALANCE,
 December 31, 1993      69,762       70    688,749   (1,134,783)   35,320

Issuance of 80,000
shares to a related
party as payment for a
judgment related
to a note payable and
related interest,
November, 1994          80,000       80    431,379          -        -

Net loss for the year
ended December 31, 1994                                           (21,895)

BALANCE,
 December 31,1994      149,762      150  1,120,128   (1,134,783)   13,425

Issuance of 1,899,048
shares to officers &
shareholders to repay
amounts previously
advanced for investments,
January, 1995, at $.001
per share            1,899,048    1,899        -            -        -

Net loss for the year
ended December 31, 1995    -        -          -            -        (287)

BALANCE,
 December 31,1995    2,048,810    2,049  1,120,128  (1,134,783)    13,138

Net loss for the period
ended September 30,
1996 (Unaudited)           -        -          -           -       (4,721)

BALANCE,
 September 30,1996
 (Unaudited)         2,048,810  $ 2,049 $1,120,128 $(1,134,783)   $ 8,417

                        KARA INTERNATIONAL, INC.
                     [A Development Stage Company]
                       STATEMENTS OF CASH FLOWS

                                                           Cumulative from
                              For the Nine   For the Year  January 1, 1989
                              Months Ended       Ended         Through
                           September 30, 1996 December 31, September 30, 1996
                               (Unaudited)        1995        (Unaudited)
 Cash Flows from Operating
  Activities:
   Net income (loss)            $ (4,721)        $ (287)        $ 8,417
   Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Non-cash expenses (income)       -              -           (14,505)
    Changes in assets and
    liabilities:
      Accounts payable             2,500            -             2,500

Net Cash Flows Used by
 Operating Activities             (2,221)          (287)         (3,588)

Cash Flows from Investing
 Activities                          -              -               -

Net Cash Used by Investing
 Activities                          -              -               -

Cash Flows from Financing
 Activities:
   Proceeds from common stock
   issuance                          -              -               -
   Advances by shareholders        1,788            900           3,768

Net Cash Provided by Financing
 Activities                          -              900           3,768

Net Increase (decrease) in Cash     (433)           613             180

Cash at Beginning of Period          613            -               -

Cash at End of Period              $ 180          $ 613           $ 180

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                       $ -            $ -             $ -
    Income taxes                   $ -            $ -             $ -

Supplemental schedule of Noncash Investing and Financing
Activities:
 For the period ended August 31, 1996 (unaudited):
   None
 For the year ended December 31, 1995:
   The Company issued 1,899,048 shares of common stock in payment of advances by shareholders in the amount of $1,899.

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

Reclassification - The financial statements for periods prior to 1995 have been reclassified to conform to the titles and headings used in the 1996 financial statements.

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

NOTE 3 - DISCONTINUED OPERATIONS

On September 22, 1986, the Company acquired all of the outstanding shares of Kara Incorporated, a Utah corporation, by the issuance of 35,967 "restated) shares of the Company stock to the shareholders of Kara Incorporated in a tax free reorganization wherein Kara Incorporated became a wholly-owned subsidiary of the Company. The business combination was accounted for using the purchase method of accounting. The investment in the subsidiary was recorded in the financial statements based on the net asset value of the subsidiary at June 30, 1986, which was $146,992. Kara Incorporated manufactured and marketed candy. The Company operated its subsidiary candy company through 1988. During the last quarter of 1988, the Company abandoned and discontinued all of its candy manufacturing and marketing operations. All of the assets of the company were foreclosed and used to satisfy liabilities. At the point in time when the company discontinued its operations, there were 69,762 shares of common stock issued and outstanding. The Company also had certain notes payable that were not satisfied from the discontinued operation. During 1994, in settlement of a judgment from the court, the Company issued 80,000 shares of common stock to satisfy the notes payable including principal of $270,000 and accrued interest of $161,459. The discontinued operations have been segregated on the Statements of Operations. There was a $203,390 gain recorded during 1989 for the disposal of the discontinued operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Management Compensation - During the periods presented the Company did not pay any compensation to its officers and directors.

Advance from Shareholder - During 1994, a shareholder/officer advanced $1,080 to the Company. An additional advance of $900 was made during 1995. At December, 31, 1995 and 1994 the unpaid balance owing the shareholder/officer was $81 and $1,869, respectively. At September 31, 1996 (Unaudited) the advances owing a shareholder/officer amounted to $1,869. During October, 1996, a shareholder/officer advanced $2,500 to the Company.

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

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception, has expended most of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock or through the proposed acquisition of another company by issuing common stock. There is no assurance that the Company will be successful in raising of this additional capital.

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

Related Party Transaction - During October, 1996, a shareholder/officer advanced $2,500 to the Company.

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

Results of Operations.
----------------------

         The Company did not engage in any business activities during the quarter ended September 30, 1996, nor the year ended December 31, 1995. General and administrative expenses for the period ended December 31, 1995, were $287, compared with $4,721 for the period ended September 30, 1996.
These increased expenses related primarily to bringing the Company's financial statements current and related expenses.

Liquidity.
----------

          During December 31, 1995, 1,899,048 shares of the Company's "unregistered" and "restricted" common stock were issued in consideration of advances by shareholders in the amount of $1,899. Shareholder advances for the period ended September 30, 1996, amounted to $1,869, and these funds represented substantially all of the cash proceeds received by the Company to defray expenses.

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