Form 10KSB40
period 1996-12-31
KARA INTERNATIONAL INC
filed 1997-03-06
CIK 769346

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 002-97690-D


                           KARA INTERNATIONAL, INC.
                           ------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            87-0421191
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          9005 Cobble Canyon Lane
                            Sandy, Utah  84093
                     --------------------------------
                 (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555


                        467 North 970 East
                     Springville, Utah  84663
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

Results of Operations.
----------------------

         The Company did not engage in any business activities during the calendar year ended December 31, 1996, nor the year ended December 31, 1995. General and administrative expenses for the period ended December 31, 1995, were $287, compared with $5,841 for the period ended December 31, 1996. These increased expenses related primarily to bringing the Company's financial statements current and related expenses.

Liquidity.
----------

          During the period ended December 31, 1995, 1,899,048 shares of the Company's "unregistered" and "restricted" common stock was issued in consideration of advances by shareholders in the amount of $1,899.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1996 and 1995

          Independent Auditors' Report

          Balance Sheets - December 31, 1996 and 1995

          Statements of Operations, for the years ended
         December 31, 1996 and 1995, and for the
          cumulative period from January 1, 1989
          Through December 31, 1996

          Statement of Stockholders' Equity (Deficit) for the cumulative period from January 1, 1989 through December 31, 1996

          Statements of Cash Flows for the years ended
          December 31, 1996 and 1995, and for the
          cumulative period from January 1, 1989
          through December 31, 1996

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


                                       Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts  ensat'n*
-----------------------------------------------------------------

David C.
Merrell,    12/31/94    0     0     0     0      0     0       0
President,  12/31/95    0     0     0     0      0     0       0
Director    12/31/96    0     0     0     0      0     0       0

Michael C.
Brown,      12/31/94    0     0     0     0      0     0       0
Secretary/  12/31/95    0     0     0     0      0     0       0
Treasurer,  12/31/96    0     0     0     0      0     0       0
Director

Keith       12/31/94    0     0     0     0      0     0       0
Cavanaugh,  12/31/95    0     0     0     0      0     0       0
Former      12/31/96    0     0     0     0      0     0       0
Sec'y/Treas


Dale
Black,      12/31/94    0     0     0     0      0     0       0
Former      12/31/95    0     0     0     0      0     0       0
President   12/31/96    0     0     0     0      0     0       0


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


Currently, all directors   1,739,321*             84.9%
and executive officers
as a group (2 persons)

     * Does not include 250,000 "unregistered" and "restricted" shares of the Company resolved to be issued to Mr. Brown for compensation on February 28, 1997. See the heading "Business Development" of Item 1 of this Report.

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

                         DECEMBER 31, 1996 AND 1995

PRITCHETT, SILER & HARDY, P.C.
(letterhead)

                        INDEPENDENT AUDITORS' REPORT

Board of Directors
KARA INTERNATIONAL, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Kara International, Inc. [a development stage company] at December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Kara International, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses since inception, has a stockholders' deficit and has expended most of its working capital, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.

January 9, 1997

                         KARA INTERNATIONAL, INC.
                      [A Development Stage Company]
                              BALANCE SHEETS
                                  ASSETS

                                                  December 31,
                                                1996       1995
 CURRENT ASSETS:
   Cash                                        $ 163      $ 613
                                               $ 163      $ 613

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
   Accounts payable                              723        -
   Advance from shareholder                    4,749         81
     Total Current Liabilities                 5,472         81

 STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
    50,000,000 shares authorized,
    2,048,810 shares issued and
    outstanding                                2,049      2,049
   Capital in excess of par value          1,120,128  1,120,128
   Retained earnings (deficit)            (1,134,783)(1,134,783)
   Earnings accumulated during
   development stage                           7,297     13,138
      Total Stockholders' Equity (Deficit)    (5,309)       532
                                               $ 163      $ 613

                       KARA INTERNATIONAL, INC.
                    [A Development Stage Company]

                       STATEMENTS OF OPERATIONS
                                                         Cumulative from
                           For the Year   For the Year   January 1, 1989
                              Ended          Ended           Through
                           December 31,   December 31,     December 31,
                              1996           1995             1996
 REVENUE:
   Interest income          $   -          $   -            $   -

 EXPENSES:
   General and administrative 5,841            287            7,208
   Interest Expense             -              -            161,459
     Total Expenses           5,841            287          168,667

 (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES AND DISCONTINUED
 OPERATIONS                  (5,841)          (287)        (168,667)

 CURRENT INCOME TAX EXPENSE     -              -                -

 DEFERRED INCOME TAX EXPENSE    -              -                -

 (LOSS) BEFORE DISCONTINUED
 OPERATIONS                  (5,841)          (287)        (168,667)

 (LOSS) FROM OPERATIONS OF
 DISCONTINUED SUBSIDIARY
 (NO TAX EFFECT)                -              -            (27,426)

 GAIN (LOSS) ON DISPOSAL OF
 DISCONTINUED SUBSIDIARY        -              -            203,390

 NET INCOME (LOSS)         $ (5,841)        $ (287)         $ 7,297

 INCOME (LOSS) PER COMMON SHARE
   (Loss) from continuing
   operations                $ (.00)        $ (.00)          $ (.46)
   (Loss) from discontinued
   operations                   .00            .00             (.08)
   Gain on disposal of
   discontinued operations      .00            .00              .58

 INCOME (LOSS) PER COMMON
 SHARE:                      $ (.00)        $ (.00)           $ .04

                         KARA INTERNATIONAL, INC.
                      [A Development Stage Company]
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 1989
                       THROUGH DECEMBER 31, 1996
                                                                Earnings
                                                              Accumulated
                       Common Stock   Capital in   Retained   During the
                                      Excess of    Earnings   Development
                     Shares   Amount  Par Value    (Deficit)     Stage
BALANCE,
 January 1, 1989        69,762    $  70   $688,749  $(1,134,783) $   -

Net income for the
period ended December 31,
1989                       -        -          -            -    160,520

BALANCE,
 December 31, 1989      69,762       70    688,749   (1,134,783) 160,520

Net loss for the year
ended December 31, 1990                                          (31,300)

BALANCE,
 December 31, 1990      69,762       70    688,749   (1,134,783) 129,220

Net loss for the year
ended December 31, 1991                                          (31,300)

BALANCE,
 December 31,1991       69,762       70    688,749   (1,134,783)  97,920

Net loss for the year
ended December 31, 1992                                          (31,300)

BALANCE,
 December 31, 1992      69,762       70    688,749   (1,134,783)  66,620

Net loss for the year
ended December 31, 1993                                          (31,300)

BALANCE,
 December 31, 1993      69,762       70    688,749   (1,134,783)  35,320

Issuance of 80,000
shares to a related
party as payment for a
judgment related
to a note payable and
related interest,
November, 1994          80,000       80    431,379          -        -

Net loss for the year
ended December 31, 1994                                          (21,895)

BALANCE,
 December 31,1994      149,762      150  1,120,128   (1,134,783)  13,425

Issuance of 1,899,048
shares to officers &
shareholders to repay
amounts previously
advanced for investments,
January, 1995, at $.001
per share            1,899,048    1,899        -            -        -

Net loss for the year
ended December 31, 1995    -        -          -            -       (287)

BALANCE,
 December 31,1995    2,048,810    2,049  1,120,128  (1,134,783)   13,138

Net loss for the period
ended December 31,
1996                       -        -          -           -      (5,841)

BALANCE,
 December 31, 1996   2,048,810  $ 2,049 $1,120,128 $(1,134,783)  $ 7,297

                          KARA INTERNATIONAL, INC.
                       [A Development Stage Company]
                          STATEMENTS OF CASH FLOWS
                                                          Cumulative from
                            For the Year   For the Year   January 1, 1989
                               Ended          Ended            Through
                            December 31,   December 31,     December 31,
                               1996           1995             1996
 Cash Flows from Operating
 Activities:
   Net income (loss)          $ (5,841)     $ (287)           $ 7,297
   Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Non-cash expenses (income)    -           -              (14,505)
     Changes in assets and
     liabilities:
       Accounts payable            723         -                  723

 Net Cash Flows Used by
 Operating Activities           (5,118)       (287)            (6,485)

 Cash Flows from Investing
 Activities                        -           -                  -

 Net Cash Used by Investing
 Activities                        -           -                  -

 Cash Flows from Financing
 Activities:
   Proceeds from common stock
   issuance                        -           -                  -
   Advances by shareholders      4,668         900              6,648

 Net Cash Provided by Financing
 Activities                      4,668         900              6,648

 Net Increase (decrease) in Cash  (450)        613                163

 Cash at Beginning of Period       613         -                  -

 Cash at End of Period           $ 163       $ 613              $ 163

 Supplemental Disclosures of Cash Flow information:
   Cash paid during the period for:
     Interest                    $ -         $ -                $ -
     Income taxes                $ -         $ -                $ -

Supplemental schedule of Noncash Investing and Financing Activities:
  For the period ended December 31, 1996:
    None

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

Reclassification - The financial statements for periods prior to 1996 have been reclassified to conform to the titles and headings used in the 1996 financial statements.

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

The Company has available at December 31, 1996, unused operating loss carryforwards of approximately $1,000,000, which may be applied against future taxable income and which expire in various years beginning in 1999 through 2011. However, due to substantial changes in the Company's ownership, there will be annual limitations on the amounts of net operating loss carryforwards which can be utilized by the Company.

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

Advance from Shareholder - During 1994, a shareholder/officer advanced $1,080 to the Company. An additional advance of $900 was made during 1995. At December 31, 1995 the unpaid balance owing the shareholder/officer was $81. During 1996, a shareholder made advances of $4,668 to the Company. At December 31, 1996 the advances owing a shareholder/officer amounted to $4,749.

Stock Issued - In January, 1995, the Company issued 1,899,048 shares to shareholders and officers to reduce shareholder advances.

NOTE 5 - COMMON STOCK

Public Stock Offering - The Company previously completed a public offering of 10,615, shares of its authorized but unissued common stock. The offering was registered on Form S-18 in accordance with the Securities Act of 1933. Total proceeds of the offering amounted to $265,360 and stock offering costs of $68,251 were offset against capital in excess of par value.

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