Form 10QSB
period 1997-03-31
KARA INTERNATIONAL INC
filed 1997-05-15
CIK 769346

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                           EXCHANGE ACT OF 1934
                   For the quarter ended March 31, 1997

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 002-97690-D

                         Kara International, Inc.
        (Name of Small Business Issuer as specified in its charter)

                 Nevada                        87-0421191
   (State of other jurisdiction of       (I.R.S. employer
    Incorporation or organization)         identification No.)

             897 South Artistic Circle, Springville, UT 84663
                 (Address of principal executive offices)

      Registrant's telephone no., including area code: (801) 489-3238

                          9005 Cobble Canyon Lane
                             Sandy, Utah 84093
(Former name, former address, and former fiscal year, if changed since last report)

   Securities registered pursuant to Section 12(b) of the Exchange Act:
                                   None

   Securities registered pursuant to Section 12(g) of the Exchange Act:
                                   None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X        No

 Common Stock outstanding at May 12, 1997 - 4,559,761 shares at $.001 par value Common Stock.

PART 1  FINANCIAL INFORMATION
ITEM 1   Financial Statements

                         KARA INTERNATIONAL, INC.
                       [A Development Stage Company]

                          CONDENSED BALANCE SHEETS
                               [ Unaudited ]

ASSETS
                                                 March 31,  December 31,
                                                    1997       1996
                                                ___________ ___________
CURRENT ASSETS:
  Cash                                               141         163
           Total Current Assets                      141         163

OTHER ASSETS:                                          -           -
                                                ___________ ___________

                                                   $ 141       $ 163
                                                ___________ ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $2,073         723
  Advance from shareholder                         4,749       4,749
                                                ___________ ___________
           Total Current Liabilities               6,822       5,472
                                                ___________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                      -           -
  Common stock                                     2,049       2,049
  Capital in excess of par value               1,120,128   1,120,128
  Retained Earnings (deficit)                 (1,134,783) (1,134,783)
  Earnings (deficit) accumulated during the
   development stage                               5,925       7,297
                                                ___________ ___________
        Total Stockholders' Equity (Deficit)      (6,681)     (5,309)
                                                ___________ ___________
                                                  $  141     $   163
                                                ___________ ___________

The accompanying notes are an integral part of these financial statements.

  NOTE: The balance sheet at December 31, 1996 was taken from the audited financial statements at that date.

                         KARA INTERNATIONAL, INC.
                       [A Development Stage Company]

                    CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]

                                                                   From
                                      For the      For the     Inception on
                                    Three Months  Three Months   January 1,
                                      Ended         Ended       1989 through
                                     March 31,    March 31,      March 31,
                                       1997          1996          1997
                                    ___________  ___________    ___________

REVENUE                                $  --        $  --       $     --
                                    ___________  ___________    ___________

EXPENSES:
  General and administrative           1,372           23          8,580
  Interest Expense                        --           --        161,459
                                    ___________  ___________    ___________
        Total Expenses                 1,372           23        170,039
                                    ___________  ___________    ___________

 LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND DISCONTINUED
  OPERATIONS                          (1,372)         (23)      (170,039)

 CURRENT INCOME TAX EXPENSE               --           --             --

 DEFERRED INCOME TAX EXPENSE              --           --             --
                                    ___________  ___________    ___________
(LOSS) BEFORE DISCONTINUED OPERATIONS (1,372)         (23)      (170,039)

(LOSS) FROM OPERATIONS OF DISCONTINUED
 SUBSIDIARY (NO TAX EFFECT)               --           --        (27,428)

GAIN ON DISPOSAL OF DISCONTINUED
 SUBSIDIARY                               --           --        203,390

NET INCOME (LOSS)                  $  (1,372)     $   (23)     $   5,925
                                    ___________  ___________    ___________



The accompanying notes are an integral part of these financial statements.

                         KARA INTERNATIONAL, INC.
                       [A Development Stage Company]

                    CONDENSED STATEMENTS OF CASH FLOWS
                                [Unaudited]

                                                                 From
                                      For the      For the    Inception on
                                   Three Months  Three Months  Jan. 1,1989
                                       Ended        Ended        through
                                      March 31,    March 31,     March 31
                                        1997         1996          1997
                                     ___________  ___________   ___________
Cash Flows to Operating Activities:
 Net income (loss)                  $  (1,372)   $   (5,841)   $   5,925
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Non-cash expenses (income)              --            --      (14,505)
  Changes in assets and liabilities:
   Accounts payable                     1,350           723        2,073
                                     ___________  ___________   ___________
  Net Cash Flows to Operating
     Activities                           (22)       (5,118)      (8,507)
                                     ___________ ___________    ___________
Cash Flows to Investing Activities:
  Net Cash to Investing Activities       --            --           --
                                     ___________ ___________    ___________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance      --            --           --
  Advances by shareholders                 --         4,668        6,648
                                     ___________ ___________    ___________
  Net Cash from Financing Activities       --         4,668        6,648
                                     ___________ ___________    ___________
Net Increase (Decrease) in Cash           (22)         (450)         141

Cash at Beginning of Period               183           613            -
                                     ___________ ___________    ___________
Cash at End of Period                 $   141      $    163     $    141
                                     ___________ ___________    ___________


Supplemental schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 1997
          None

  For the period ended March 31, 1996:
          None

The accompanying notes are an integral part of these financial statements.

                  KARA INTERNATIONAL, INC.
                [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows at March 31, 1997 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operation results for the full year.

  Organization - The Company was incorporated in the State of Nevada under the name of R & D Connections on April
  22, 1985. The Company completed a public offering of common stock during 1986. On September 22, 1986, the
  Company acquired all of the outstanding shares of Kara
  Incorporated, a Utah corporation, that manufactured and marketed candy, and changed its name to Kara
  International, Inc. [the Company]. From September 1986, the Company commenced operating the business of marketing and developing confectionary products. The Company abandoned its subsidiary operation during the last quarter of 1988. The Company is not currently engaged in any business activity, but is seeking potential investments or business acquisitions and consequently is considered a developmental stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Advance from Shareholder - At March 31, 1997 and December
  31, 1996 the unpaid balance owing a shareholder/officer was $4,479.

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

NOTE 3 - DISCONTINUED OPERATIONS

  On September 22, 1986, the Company acquired all of the outstanding shares of Kara Incorporated, a Utah corporation, by the issuance of 35,967 (restated) shares of the Company stock to the shareholders of Kara
  Incorporated in a tax free reorganization wherein Kara
  Incorporated became a wholly-owned subsidiary of the Company. The business combination was accounted for using the purchase method of accounting. The investment in the subsidiary was recorded in the financial statements based on the net asset value of the subsidiary at June 30, 1986, which was $146,992. Kara Incorporated manufactured and marketed candy. The Company operated its subsidiary candy company through 1988. During the last quarter of 1988, the Company abandoned and discontinued all of its candy manufacturing and marketing operations. All of the assets of the company were foreclosed and used to satisfy liabilities. At the point in time when the company discontinued all of its candy manufacturing and marketing operations. All of the assets of the company were foreclosed and used to satisfy liabilities. At the point in time when the company discontinued its operations, there were 69,762 shares of common stock issued and outstanding. The Company also had certain notes payable that were not satisfied from the discontinued operation. During 1994, in settlement of a judgment from the court, the Company issued 80,000 shares of common stock to satisfy the notes payable including principal of $270,000 and accrued interest of $161,459. The discontinued operations have been segregated on the Statements of Operations. There was a $203,390 gain recorded during 1989 for the disposal of the discontinued operations.

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

NOTE 7 - SUBSEQUENT EVENTS

  Stock Split - During April 1997, the Board of Directors authorized a 1 for 5 reverse stock split of all issued and outstanding common shares of the Company. The
  Company retained the authorized shares at 50,000,000 shares with the par value at $.001 per share.\

  Change in Officers - During April 1997, the Board of
  Directors unanimously accepted the resignation of all current directors and executive officers and appointed a new officer to serve as sole director, president and secretary of the Company.

Stock Issuance - During April 1997, the Company issued
4,000,000 post-split shares of its "unregistered" and "restricted" common stock to the appointed sole officer in consideration of the sum of $20,000 cash, effectively passing control (90%) to the new officer.

PART II   OTHER INFORMATION

ITEM 1 Legal Proceedings

       None

ITEM 2 Change in Securities

       None

ITEM 3 Defaults on Senior Securities

       None

ITEM 4 Submission on Matters to a Vote of Security Holders

       None

ITEM 5 Other Information

       None

ITEM 6 Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    None


               (b) Reports on Form 8-K; Filed April 11, 1997

ITEM 1.  Changes in Control of Registrant

  (a) On April 10, 1997, the Board of Directors of the Registrant adopted, ratified and approved a resolution to issue 4,000,000 post-split (see Item 5 below respecting a reverse split of the outstanding voting securities of the registrant [all computations herein reflect such reverse split]) "unregistered" and "restricted" shares of its one mill ($.001) par value common voting stock to David N. Nemelka, in consideration of the sum of $20,000 paid by personal check from Mr. Nemelka. The issuance of these securities was subsequent to the filing of a Certificate with the Secretary of State of Nevada, respecting such reverse split; this Certificate was filed on April 11, 1997. See Item 7.

  The former principal stockholders of the Registrant and their percentage of ownership of the outstanding voting securities of the Registrant prior to the adoption of the resolution were, to-wit:


                                         Amount of Nature  Percent
                                           Of Beneficial      Of
       Name               Title              Ownership      Class

David C. Merrell        President and         393,864*       70%
9005 Cobble Canyon Ln.  Director
Sandy, Utah 84093

Michael C. Brown        Secretary/Treasurer    54,000       9.6%
2159 Alta Cove Cr.      And Director
Sandy, Utah 84093

         * Of this amount, 327,808 shares are held in the name of Chiricahua Company, a sole proprietorship owned by David C. Merrell, and 16,056 shares are held in the name of Corie Merrell, who is the wife of David
       C. Merrell.

  Mr. Nemelka used his personal funds to purchase these securities; and the basis of the "control" by Mr. Nemelka is stock ownership. See the table below under Paragraph (b) of this Item.

         (b) The following table contains information regarding shareholdings of the Registrant's directors and executive officers and those persons or entities who beneficially own more than 5% of the Registrant's common stock, after taking into account the adoption of the resolution to issue 4,000,000 "unregistered" and "restricted" shares to Mr. Nemelka:


                                          Amount of Nature   Percent
                                            Of Beneficial      Of
      Name                  Title             Ownership       Class

David N. Nemelka        President,Director    4,000,000        87.7%
897 S. Artistic Circle  and Stockholder
Springville, UT 84663

David C. Merrell        Stockholder             393,864*        8.6%
9005 Cobble Canyon Ln.
Sandy, UT 84093

All officers and directors
 as a group(1)                                4,000,000        87.7%


Item 2.  Acquisition or Disposition of Assets.

         Except as indicated under Item 1, none; not applicable.

Item 3.  Bankruptcy or Receivership.

         None; not applicable.

Item 4.  Changes in Registrant's Certifying Accountant.

         None; not applicable.

Item 5.  Other Events.

              Effective April 11, 1997, the Registrant's outstanding common voting stock was reversed split on a basis of one for five, while retaining the authorized shares at 50,000,000 and the par value at $0.001, with appropriate adjustments in the stated capital and additional paid in capital accounts of the Registrant. A copy of the Certificate respecting this reverse split which was filed with the Secretary of State of Nevada on April 11, 1997, is attached hereto and incorporated herein by reference. See Item 7.

Item 6.   Resignations of Directors and Executive Officers.

          Effective April 11, 1997, David C. Merrell and
          Michael C. Brown resigned as directors and executive officers of the Registrants, in seriatim, and David N. Nemelka, was designated as the sole Director, President and Secretary.

Item 7.Financial Statements and Exhibits.

          (a)  Financial Statements of Businesses Acquired.

               None; not applicable.

          (b)  Pro Forma Financial Information.

               None; not applicable.

          (c)  Exhibits.

                                                  Exhibit
Description of Exhibit*                            Number

Certificate Respecting Reverse Split                 3

         *    Summaries of any exhibit are
              modified in their entirety by this reference to each exhibit.

    Item 8.   Change in Fiscal Year.

              None; not applicable.

    Item 9.   Sales of Equity Securities Pursuant to Regulation S.

              None; not applicable.



                         SIGNATURES
  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                KARA INTERNATIONAL, INC.

Date:                    By /s/ David N. Nemelka
                         President, Secretary and Director