Form 10QSB
period 1997-06-30
KARA INTERNATIONAL INC
filed 1997-08-15
CIK 769346

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1997

                             OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
               Commission file number 002-97690-D

                     Kara International, Inc.
           (Name of Small Business Issuer as specified in its charter)

     Nevada                                           87-0421191
     (State of other jurisdiction of      (I.R.S. employer identification No.)
      Incorporation or organization)

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

Common Stock outstanding at August 8, 1997 - 4,559,761 shares at $.001 par value Common Stock.

                          PART 1  FINANCIAL INFORMATION
ITEM 1   Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                             KARA INTERNATIONAL, INC.
                          [A Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                 [ Unaudited ]

                                          ASSETS
                            June 30, 1997          Dec. 31, 1996
                              __________             ___________
CURRENT ASSETS:
    Cash                            9,591                    163
       Total Current Assets         9,591                    163

OTHER ASSETS:                           -                 -
                              ___________             ___________

                              $     9,591                    163
                              ___________             ___________

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable         $       547                    723
     Advance from shareholder       4,749                  4,749
                              ___________              ___________
Total Current Liabilities           5,296                  5,472
                              ___________              ___________

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock                    -                   -
   Common stock                     4,560                  2,049
   Capital in excess of
    par value                   1,137,617               1,120,128
   Retained Earnings (deficit) (1,134,783)             (1,134,783)
   Earnings (deficit)
    accumulated during the
    development stage              (3,099)                  7,297

Total Stockholders' Equity
    (Deficit)                       4,295                  (5,309)
                              ___________                ___________
                              $     9,591                $    163
                              ___________                ___________

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1996 was taken from the audited financial statements at that date and condensed.

                           KARA INTERNATIONAL, INC.
                         [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]

                              For the Three   For the Six     Cumulative From
                              Months Ended    Months Ended    January 1, 1989
                                 June 30        June 30       through June 30,
                              1997     1996  1997     1996         1997
                              ______  ______  _____    _____     ____________
REVENUE                          $  --           $  --           $   --
                              ______________  ______________     ____________

EXPENSES:
 General and administration    9,024   1,342  10,396    1,365          17,424
 Interest Expense                   --              --                161,459
                               _____________  _______________    ____________
  Total Expenses               9,024   1,342  10,396    1,365         195,585
                               _____________  _______________    ____________

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS      (9,024) (1,342) (10,396) (1,365)       (195,585)

CURRENT INCOME TAX EXPENSE          --               --                  --

DEFERRED INCOME TAX EXPENSE         --               --                  --

(LOSS) BEFORE DISCONTINUED
  OPERATIONS                 ________________ ________________    ___________
                              (9,024) (1,342) (10,396) (1,365)       (195,585)
(LOSS) FROM OPERATIONS OF
  DISCONTINUED SUBSIDIARY
  (NO TAX EFFECT)                   --               --               (10,904)

GAIN ON DISPOSAL OF
  DISCONTINUED SUBSIDIARY           --               --               203,390
                             ________________ _________________   ____________

NET INCOME (LOSS)            $(9,024) (1,342) (10,396) (1,365)    $   (3,099)

The accompanying notes are an integral part of these financial statements.

                             KARA INTERNATIONAL, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                  For the Six    For the Six   From Inception On
                                  Months Ended   Months Ended   January 1, 1989
                                  June 30, 1997  June 30, 1997  June 30, 1997
                                 ______________  _____________ _________________

Cash Flows to Operating Activites
  Net income (loss)                 $ (10,396)      $  (1,365)      $  (3,099)
Adjustments to reconcile net loss
  Non-cash expenses (income)                --             --         (14,505)
  Changes in Assets and Liabilities
   Accounts Payable                      (154)          1,325           1,795

Net Cash Flows to Operating Activities (10,550)           (40)        (15,809)

Cash Flows to Investing Activities
  Net Cash to Investing Activites           --              --              --

Cash Flows from Financing Activities
  Proceeds from common stock issuance   20,000              --         20,000
  Advances by shareholders                  --              --          6,648

Net Cash From Financing Activities      20,000              --         26,648

Net Increase (Decrease) in Cash          9,450             (40)         9,591

Cash at Beginning of Period                141             163              --
                                       _______           ______        ________
Cash at End of Period                  $ 9,591           $ 573        $ 9,591

The accompanying notes are an integral part of these financial statements.
                                         4

                           KARA INTERNATIONAL, INC.
                        [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1997 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operation results for the full year.

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

NOTE 3 - DISCONTINUED OPERATIONS

On September 22, 1986, the Company acquired all of the outstanding shares of Kara Incorporated, a Utah corporation, by the issuance of 35,967 (restated) shares of the Company stock to the shareholders of Kara Incorporated in a tax free reorganization wherein Kara Incorporated became a wholly-owned subsidiary of the Company. The business combination was accounted for using the purchase method of accounting. The investment in the subsidiary was recorded in the financial statements based on the net asset value of the subsidiary at June 30, 1986, which was $146,992. Kara Incorporated manufactured and marketed candy. The Company operated its subsidiary candy company through 1988.
During the last quarter of 1988, the Company abandoned and discontinued all of its candy manufacturing and marketing operations. All of the assets of the company were foreclosed and used to satisfy liabilities at the point in time when the company discontinued all of its candy manufacturing end marketing operations. All of the assets of the company were foreclosed and used to satisfy liabilities. At the point in time when the company discontinued its operations, there were 69,762 shares of common stock issued and outstanding. The Company also had certain notes payable that were not satisfied from the discontinued operation. During 1994, in settlement of a judgment from the court, the Company issued 80,000 shares of common stock to satisfy the notes payable including principal of $270,000 and accrued interest of $161,459. The discontinued operations have been segregated on the Statements of Operations. There was a $203,390 gain recorded during 1989 for the disposal of the discontinued operations.

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

Officer/Shareholder - In January, 1995, the Company issued 1,899,048 shares of common stock to shareholders and officers to repay previous advances made by the shareholders. Pursuant to a resolution dated February 28, 1997, the company issued 2500 shares of "unregistered and restricted" common stock to current shareholders and officers of the company.

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

Stock Issuance - During April 1997, the Company issued pre-split 250,000 S-8 common shares to consultants pursuant to "Consultant Compensation Agreement
No. 1". The shares were registered on Form S-8 with the SEC on March 17, 1997. The Company issued 4,000,000 post-split shares of its "unregistered" and "restricted" common stock to the appointed sole officer, David N. Nemelka, in consideration of the sum of $20,000 cash, effectively passing control (90%) to the new officer. Consequently, the Board of Directors unanimously accepted the resignation of all current directors and executive officers and appointed a new officer to serve as sole director, president and secretary of the Company.

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

NOTE 6 - CONTINGENCIES

During 1989, the Company discontinued the candy manufacturing and marketing operations of its subsidiary. Management believes that the Company is not liabl e for any existing liabilities related to its former operations and subsidiary but the possibility exists that creditors and others seeking relief from the subsidiary may also include the Company in claims and suits pursuant to the parent subsidiary relationship which existed between the Company and its subsidiary. The Company is not currently named in any such suits nor is it aware of any such suits against is former subsidiary. It is the belief of Management and their Counsel that the Company would be successful in defending against any such claims and that no material negative impact on the financial position of the Company would occur. Management and counsel further believe that with the passage of time the likelihood of any such claims being raised is becoming more remote and that various Statutes of Limitations should provide adequate defenses for the Company. Consequently, the financial statements do not reflect any accruals or allowances for any such claims.

The Company has approximately 340 shares of common stock outstanding for which it is unable to identify a shareholder. The Company is contingently liable should the unidentified shares someday be traded to a third party. The shares are not included in the outstanding stock of the Company.

NOTE 7 - SUBSEQUENT EVENTS

None

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

The Company has not engaged in material operations during the quarterly period ended June 30, 1997 or since the last quarter of 1988 when the Company abandoned and discontinued the operations of its wholly-owned subsidiary.

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

Results of Operations

The Company did not engage in any business activities during the quarters ended June 30, 1997 and 1996, nor the year ended December 31, 1996. General and administrative expenses for the three months ended June 30, 1997 and 1996 were $9,024 and $1,342, respectively, and for the six months ended June 30, 1997 and 1996, were $10,396 and $1,365, respectively. These increased expenses related primarily to bringing the Company's financial statements current, legal fees handling the stock purchase by David N. Nemelka and related expenses.

Liquidity

During the period ended June 30, 1997, 4,000,000 shares of the Company's "unregistered" and "restricted" common stock were issued to David N. Nemelka in consideration of the sum of $20,000 paid by personal check from Mr. Nemelka. These funds represented substantially all of the cash proceeds received by the Company to defray expenses during these periods.

PART II       OTHER INFORMATION

ITEM 1     Legal Proceedings

           None

ITEM 2     Change in Securities

           None

ITEM 3     Defaults on Senior Securities

           None

ITEM 4     Submission on Matters to a Vote of Security Holders

          None

ITEM 5     Other Information

Effective April 11, 1997, David C. Merrell and Michael C. Brown resigned as directors and executive officers of the Registrants, in seriatim, and David N. Nemelka, was designated as the sole Director, President and Secretary. See
Exhibit Item 6 in the included 8-K.

ITEM 6     Exhibits and Reports on Form 8-K

     (a)     Exhibits

                    None

               (b)     Reports on Form 8-K; Filed April 11, 1997



ITEM 1.  Changes in Control of Registrant

     (a) On April 10, 1997, the Board of Directors of the Registrant adopted, ratified and approved a resolution to issue 4,000,000 post-split (see Item 5 below respecting a reverse split of the outstanding voting securities of the registrant [all computations herein reflect such reverse split]) "unregistered" and "restricted" shares of its one mill ($.001) par value common voting stock to David N. Nemelka, in consideration of the sum of $20,000 paid by personal check to Mr. Nemelka. The issuance of these securities was subsequent to the filing of a Certificate with the Secretary of State of Nevada, respecting such reverse split; this Certificate was filed on April 11, 1997. See Item 7.

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
2159 Alta Cove Cr.      And Director
Sandy, Utah 84093

     *Of this amount, 327,808 shares are hold in the name of Chiricahua Company, a sole proprietorship owned by David C. Merrell, and 16,056 shares are held in the name of Corie Merrell, who is the wife of David C. Merrell.

     Mr. Nemelka used his personal funds to purchase these securities; and the basis of the "control" by Mr. Nemelka is stock ownership. See the table below under Paragraph (b) of this Item.

     (b)The following table contains information regarding shareholdings of the Registrant's directors and executive officers and those persons or entities who beneficially own more than 5% of the Registrant's common stock, after taking into account the adoption of the resolution to issue 4,000,000 "unregistered" and "restricted" shares to Mr. Nemelka:

                                              Amount of Nature        Percent
                                               Of Beneficial             Of
     Name                  Title                 Ownership             Class
David N. Nemelka        President, Director      4,000,000             87.7%
897 S. Artistic Circle  and Stockholder
Springville, UT 84663

David C. Merrell        Stockholder                393,864*             8.6%
9005 Cobble Canyon Ln.
Sandy, UT 84093

All officers and directors
as a group (1)                                   4,000,000             87.7%

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

Item 7.   Financial Statements and Exhibits.

     (a)  Financial Statements of Businesses Acquired.

     None; not applicable.

     (b)Pro Forma Financial Information.

     None; not applicable.

     (c)Exhibits.

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

                                         KARA INTERNATIONAL, INC.

Date: 8/8/97By                           /s/ David N. Nemelka
                                         President, Secretary and Director