Form 10QSB
period 1997-09-30
KARA INTERNATIONAL INC
filed 1997-11-14
CIK 769346

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                          FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                          EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997

                             OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                          EXCHANGE ACT OF 1934

               Commission file number 002-97690-D

                     Kara International, Inc.
           (Name of Small Business Issuer as specified in its charter)

     Nevada                                           84-1398635
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

Common Stock outstanding at November 13, 1997 - 4,559,761 shares at $.001 par value Common Stock.

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

                            CONDENSED BALANCE SHEETS
                                 [ Unaudited ]

                                          ASSETS
                            Sept. 30, 1997          Dec. 31, 1996
                              __________             ___________
CURRENT ASSETS:
    Cash                            1,787                    163
       Total Current Assets         1,787                    163

OTHER ASSETS:                           -                 -
                              ___________             ___________

                              $     1,787                    163
                              ___________             ___________

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable         $     2,625                    723
     Advance from shareholder           -                  4,749
                              ___________              ___________
Total Current Liabilities           2,625                  5,472
                              ___________              ___________

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock                    -                   -
   Common stock                     4,560                  2,049
   Capital in excess of
    par value                   1,137,617               1,120,128
   Retained Earnings (deficit) (1,134,605)             (1,134,783)
   Earnings (deficit)
    accumulated during the
    development stage              (8,410)                  7,297

Total Stockholders' Equity
    (Deficit)                        (838)                 (5,309)
                              ___________                ___________
                              $     1,787                $    163
                              ___________                ___________

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1996 was taken from the audited financial statements at that date and condensed.

                           KARA INTERNATIONAL, INC.
                         [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]

                              For the Three   For the Six     Cumulative From
                              Months Ended    Months Ended    January 1, 1989
                                 Sept 30        Sept 30       through Sept 30,
                                   1997       1997     1996         1997
                              _____________   _____    _____     ____________
REVENUE                          $  --           $  --           $   --
                              ______________  ______________     ____________

EXPENSES:
 General and administration        5,311      15,885   4,721           22,913
 Interest Expense                   --              --                161,459
                               _____________  _______________    ____________
  Total Expenses                   5,311      15,885    4,721         184,372
                               _____________  _______________    ____________

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS          (5,311)    (15,885)  (4,721)       (184,372)

CURRENT INCOME TAX EXPENSE          --               --                  --

DEFERRED INCOME TAX EXPENSE         --               --                  --

(LOSS) BEFORE DISCONTINUED
  OPERATIONS                 ________________ ________________    ___________
                                  (5,311)     (15,885) (4,721)       (184,372)
(LOSS) FROM OPERATIONS OF
  DISCONTINUED SUBSIDIARY
  (NO TAX EFFECT)                   --               --               (27,428)

GAIN ON DISPOSAL OF
  DISCONTINUED SUBSIDIARY           --               --               203,390
                             ________________ _________________   ____________

NET INCOME (LOSS)            $    (5,311)     (15,885) (4,721)    $    (8,410)

The accompanying notes are an integral part of these financial statements.

                             KARA INTERNATIONAL, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 For the Nine   For the Nine   From Inception On
                                 Months Ended   Months Ended   January 1, 1989
                                 Sept. 30, 1997 Sept. 30, 1997 Sept. 30, 1997
                                 ______________  _____________ _________________

Cash Flows to Operating Activites
  Net income (loss)                 $ (15,885)      $  (4,721)      $  (8,410)
Adjustments to reconcile net loss
  Non-cash expenses (income)                --             --         (14,505)
  Changes in Assets and Liabilities
   Accounts Payable                    (2,491)           2,500         (1,946)

Net Cash Flows to Operat. Activities  (18,376)          (2,221)       (24,861)

Cash Flows to Investing Activities
  Net Cash to Investing Activites           --              --              --

Cash Flows from Financing Activities
  Proceeds from common stock issuance   20,000              --         20,000
  Advances by shareholders                  --             1,788        6,648

Net Cash From Financing Activities      20,000              --         26,648

Net Increase (Decrease) in Cash          1,624             (433)        1,787

Cash at Beginning of Period                163              613            --
                                       _______           ______        ________
Cash at End of Period                  $ 1,787           $  180        $ 1,787

Supplemental schedule of Non-cash Investing and Financing Activities:
         For the three months ended September 30, 1997
              None

         For the three months ended September 30, 1996
              None

The accompanying notes are an integral part of these financial statements.
                                         4

                           KARA INTERNATIONAL, INC.
                        [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows at September 30, 1997, and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operation results for the full year.

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

Advance from Shareholder - At December 31, 1996, the unpaid balance owing a shareholder/officer was $4,479. The balance was paid in full on September 5, 1997.

                         KARA INTERNATIONAL, INC.
                       [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stock Issued - In January, 1995, the Company issued 379,809 (restated) shares to shareholders and officers to reduce shareholder advances.

Management Compensation - During the periods presented the Company did not pay any compensation to its officers and directors.

NOTE 3 - DISCONTINUED OPERATIONS

On September 22, 1986, the Company acquired all of the outstanding shares of Kara Incorporated, a Utah corporation, by the issuance of 7,193 (restated) shares of the Company stock to the shareholders of Kara Incorporated in a tax-free reorganization wherein Kara Incorporated became a wholly-owned subsidiary of the Company. The business combination was accounted for using the purchase method of accounting. The investment in the subsidiary was recorded in the financial statements based on the net asset value of the subsidiary at June 30, 1986, which was $146,992. Kara Incorporated manufactured and marketed candy. The Company operated its subsidiary candy company through 1988.
During the last quarter of 1988, the Company abandoned and discontinued all of its candy manufacturing and marketing operations. All of the assets of the company were foreclosed and used to satisfy liabilities at the point in time when the company discontinued all of its candy manufacturing and marketing operations. At the point in time when the company discontinued its operations, there were 13,952 (restated) shares of common stock issued and outstanding. The Company also had certain notes payable that were not satisfied from the discontinued operation. During 1994, in settlement of a judgment from the court, the Company issued 16,000 (restated) shares of common stock to satisfy the notes payable including principal of $270,000 and accrued interest of $161,459. The discontinued operations have been segregated on the Statements of Operations. There was a $203,390 gain recorded during 1989 for the disposal of the discontinued operations.

NOTE 4 - COMMON STOCK

Public Stock Offering - The Company previously completed a public offering of 2,123 (restated) shares of its authorized but unissued common stock. The offering was registered on Form S-18 in accordance with the Securities Act of 1933. Total proceeds of the offering amounted to $265,360 and stock offering costs of $68,251 were offset against capital in excess of par value.

Debt Cancellation - During November, 1994, the Company issued 16,000 (restated) shares of common stock as payment in full for a judgment related to a note payable of $270,000 and related accrued interest of $161,459.

Officer/Shareholder - In January, 1995, the Company issued 379,809 (restated) shares of common stock to shareholders and officers to repay previous advances made by the shareholders. Pursuant to a resolution dated February 28, 1997, the company issued 100,000 (restated) shares of "unregistered and restricted" common stock to current shareholders and officers of the company.

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

Stock Issuance - During April 1997, the Company issued 50,000 (restated) S-8 common shares to consultants pursuant to "Consultant Compensation Agreement
No. 1". The shares were registered on Form S-8 with the SEC on March 17, 1997. The Company issued 4,000,000 post-split shares of its "unregistered" and "restricted" common stock to the appointed sole officer, David N. Nemelka, in consideration of the sum of $20,000 cash, effectively passing control (90%) to the new officer. Consequently, the Board of Directors unanimously accepted the resignation of all current directors and executive officers and appointed a new officer to serve as sole director, president and secretary of the Company.

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

The Company has approximately 68 shares of common stock outstanding for which it is unable to identify a shareholder. The Company is contingently liable should the unidentified shares someday be traded to a third party. The shares are not included in the outstanding stock of the Company.

NOTE 7 - SUBSEQUENT EVENTS

None

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

The Company has not engaged in material operations during the quarterly period ended September 30, 1997, or since the last quarter of 1988 when the Company abandoned and discontinued the operations of its wholly-owned subsidiary.

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

Results of Operations

The Company did not engage in any business activities during the quarters ended September 30, 1997 or 1996, nor the year ended December 31, 1996. General and administrative expenses for the three months ended September 30, 1997 were $5,311 and for the nine months ended September 30, 1997 and 1996, were $15,885 and $4,721, respectively. These increased expenses related primarily to bringing the Company's financial statements current, legal fees handling the stock purchase by David N. Nemelka, investigating potential business ventures and related expenses.

Liquidity

During the period ended September 30, 1997, 4,000,000 shares of the Company's "unregistered" and "restricted" common stock were issued to David N. Nemelka in consideration of the sum of $20,000 paid by personal check from Mr. Nemelka. These funds represented substantially all of the cash proceeds received by the Company to defray expenses during these periods.

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


On May 1, 1997, the Internal Revenue Service issued Kara International, Inc. a new EIN on Notice CP 576 A. The new number is 84-1398635.

ITEM 6     Exhibits and Reports on Form 8-K

     (a)     Exhibits
                    None

     (b)     Reports on Form 8-K; Filed October 1, 1997

ITEM 1.  Changes in Control of Registrant

         None; not applicable. However, see Item 5 on this Report, regarding a Letter of Intent respecting a proposed reorganization between the Registrant and International Heritage Inc., a corporation organized under the laws of the State of North Carolina ("IHI"), which, if completed, would result in a change in control.

ITEM 5.  Other Events.

         On September 16, 1997, the Registrant and IHI executed a Letter of Intent regarding a proposed reorganization whereby it is contemplated that IHI will become a wholly-owned subsidiary of the Registrant. The Registrant will also exchange options to acquire shares of its common stock for currently outstanding options of IHI, on the same terms and conditions currently governing the IHI options.

         Following the completion of the first stage of the reorganization, the directors and executive officers of IHI shall become the directors and executive officers of the Registrant.

ITEM 7.  Financial Statements and Exhibits

               (c) Exhibits.

               Description of Exhibit                   Exhibit No.

               News Release dated October 1, 1997             99

                                SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                     KARA INTERNATIONAL, INC.

Date:  10/1/97       By  /s/ David N. Nemelka
                     President, Secretary and Director

NEWS RELEASE

           Kara International, Inc., a Nevada corporation (the "Company," [OTC Bulletin Board Symbol "KARA"]), announced today that it had entered into a Letter of Intent regarding a proposed reorganization whereby it is contemplated that International Heritage Inc., a North Carolina corporation ("IHI"), will become a wholly-owned subsidiary of the Company.

           Following the completion of the first stage of the reorganization, the directors and executive officers of IHI shall become the directors and executive officers of the Company.

           IHI is principally engaged in the direct sale of fine 14K, 18K and 24K gold jewelry, precious stone jewelry, fine collectibles from some of the world's most prestigious manufacturers, golf products and accessories and telecommunications products and services.

October 1, 1997

cc:        Dow Wire Services                      Fax No. 212-416-4008
           Bloomberg Financial Markets            Fax No. 609-279-5976
           Reuters                                Fax No. 212-859-1717