Form 10KSB
period 1997-12-31
KARA INTERNATIONAL INC
filed 1998-02-13
CIK 769346

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                            FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

         For the fiscal year ended December 31,  1997

                                OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  Commission file number 002-97690-D

                      Kara International, Inc.
    (Name of Small Business Issuer as specified in its charter)

             Nevada                            84-1398635
 (State or other jurisdiction of     (I.R.S. employer identification No.)
 Incorporation or organization)

                   55 West 200 North, Provo, UT 84601
                (Address of principal executive offices)

    Registrant's telephone no., including area code:  (801) 377-1758

           897 North Artistic Circle, Springville, Utah 84663
     (Former Name or Former Address, if changed since last Report)

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

(1) Yes X   No(2) Yes  X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [   ]

State Issuer's revenues for its most recent fiscal year: December 31, 1997 - 0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

January 31, 1998 - $3,890,327. There are approximately 555,761 shares of common voting stock of the Company held by non-affiliates. The Company has valued these shares on the basis of the bid price for the Company's common stock on the OTC Bulletin Board on such date, which was $7 per share.


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                             Not Applicable

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            January 31, 1998

                                4,559,761

                  DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes X  No

                                   PART I

Item 1.     Description of Business

Business Development.

     Kara International, Inc. (the "Company") was organized under the laws of the State of Nevada on April 22, 1985. Detailed information respecting its history is contained in the Company's 10-KSB Annual Report for the fiscal year ended December 31, 1996, which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. See Item 13 of this Report.

     The only material business operations conducted by the Company during the past year involved seeking and reviewing prospective business ventures which could be acquired by acquisition, reorganization or merger.

     The following material developments occurred during the fiscal year ended December 31, 1997, to-wit:

     Corporate Charter Amendments. Effective April 11, 1997, the Company reverse split its outstanding voting securities on the basis of one common share for five common shares, while retaining the authorized capital at 50,000,000 shares of $0.001 par value common voting, with appropriate adjustments in the additional paid in capital and stated capital accounts of the Company. A copy of the Certificate respecting this reverse split was attached to the Company's 8-K Current Report dated April 11, 1997, which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. See Item 13 of this Report. All computations hereinbelow take into account this reverse split.

     Stock Issuances and Changes in Control. Pursuant to resolutions of the Board of Directors adopted on February 28, 1997, the following "unregistered" and "restricted" shares of the Company's common stock were issued for the following consideration, to-wit: David C. Merrell, 50,000 shares, in consideration of services valued at $1,250; and Michael C. Brown, 50,000 shares, in consideration of services valued at $1,250.

     Effective February 28, 1997, the directors also resolved to issue 50,000 shares, for the following consideration, to certain consultants pursuant to a written compensation agreement styled as the "Consultant Compensation Agreement No. 1," as follows, to-wit: Leonard W. Burningham, Esq., 35,000 shares, in consideration of services valued at $825; Branden T. Burningham, Esq., 10,000 shares, in consideration of services valued at $250; Sheryl Ross, 4,000 shares, in consideration of services valued at $100; and Brad Burningham, 1,000 shares, in consideration of services valued at $25. A copy of the Consultant Compensation Agreement No. 1 was filed as an exhibit to the Company's S-8 Registration Statement which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. See Item 13 of this Report.

     In an Action by Unanimous Consent of the Board of Directors and the Majority Stockholder (David C. Merrell, who was then the President and a director of the Company) taken pursuant to Sections 78.315 and 78.320 of the Nevada Revised Statutes, resolutions were adopted to issue 4,000,000 "unregistered" and "restricted" shares of the Company's common voting stock to David N. Nemelka, in consideration of the sum of $20,000. In connection with the issuance of these shares of common stock, the directors and executive officers of the Company, who were David C. Merrell, President and a director, Michael C. Brown, Secretary/Treasurer and a director, resigned, and Mr. Nemelka was designated, in seriatim, to serve as the sole director and the President and Secretary of the Company. An 8-K Current Report dated April 11, 1997, describing this "change in control" has been previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. See Item 13 of this Report.

     Current Negotiations. The Company is currently negotiating to acquire all of the outstanding voting securities of a privately held enterprise with which it formerly had a Letter of Intent; the Letter of Intent has expired. See the 8-K Current Report dated October 1, 1997, which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.


Business.

     The only material business operations conducted by the Company during the past year involved seeking and reviewing prospective business ventures which could be acquired by acquisition, reorganization or merger. To the extent that the Company intends to continue to seek the acquisition of the assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "blank check" company. Because the Company conducts no business and has no employees, management anticipates that any such acquisition would require the Company to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, David N. Nemelka, the Company's President, Secretary and sole director, beneficially owns approximately 87% of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger he deems acceptable. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, services, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger. For acquiring companies with little or no assets, this usually amounts to between 80% to 95% of the outstanding shares of a company similar to this Company following the completion of any such transactions; because this Company currently has substantial assets, management expects that the amount of common stock to be issued will more than likely be based upon the relative assets of the Company and any prospective acquisition, reorganization or merger candidate, but will still be enough to transfer control of the Company to the former principals of the acquired entity. Accordingly, investments in any such private entity, if available, may tend to be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Securities and Exchange Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes. Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any; new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In the event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

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

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $500,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. It is not expected that such fees will be paid to management of the Company in connection with any such transaction. However, in the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

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

Distribution Methods of the Products or Services.

     Management will seek out and investigate business opportunities through every reasonable available fashion, including personal contracts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.

     None; not applicable.

Competitive Business Conditions.

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

     None; not applicable.

Dependence on One or a Few Major Customers.

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.

     None; not applicable.

Effect of Existing or Probable Governmental Regulations on Business.

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less then $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

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

Research and Development.

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.

     None.

Item 2.     Description of Property.

     The Company has virtually no assets, property or business; its principal executive office address and telephone number are the office address and telephone number of its President, David N. Nemelka, and are currently provided at no cost. Because the Company has no business, its activities will be limited to keeping itself in good standing in the State of Nevada and to preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Report.

                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information.

     The Company's common stock was only recently listed on the OTC Bulletin Board of the NASD under the symbol "KARA" on December 2, 1996; and there was no listing or any market whatsoever for the Company's securities for at least the five previous fiscal years.

     No assurance can be given that any "established public market" will develop in the common stock of the Company, regardless of whether the Company is successful in completing any acquisition, reorganization or merger deemed by management to be beneficial for the Company, or if any such market does develop, that it will continue or be sustained for any period of time. Sales of "restricted" securities by current and past members of management under Rule 144 could also have an adverse effect on any market that does develop in the future; this is also the case with respect to the shares issued to certain consultants pursuant to an S-8 Registration Statement filed with the Securities and Exchange Commission. See the heading "Business Development" of
Item 1 of this Report.

     The following table sets forth the high and low bid prices for the Common Stock based on closing transactions during each specified period as reported by the Over-the-Counter Bulletin Board, which prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

     Fiscal 1997                   High                 Low

     1st Quarter                   .125                 .125
     2nd Quarter                   .50                  .50
     3rd Quarter                   N/A                   N/A
     4th Quarter                  $5.00                 $4.00

Holders.

     The number of record holders of the Company's common stock as of the date of this Report is approximately 395.

Dividends.

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

Item 6.      Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations since its inception or during the calendar year ended December 31, 1997.

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


Results of Operations.

     The Company did not engage in any business activities during the calendar year ended December 31, 1997, nor the year ended December 31, 1996. General and administrative expenses for the period ended December 31, 1996, were $ 5,841, compared with $ 21,754 for the period ended December 31, 1997. These increased expenses related primarily to bringing the Company's financial statements current and related expenses.

Liquidity.

     During the year ended December 31, 1997, 4,000,000 shares of the Company's "unregistered" and "restricted" common stock were issued to David N. Nemelka in consideration of $20,000.

Other Information.

     On May 1, 1997, the Internal Revenue Service issued Kara International, Inc. a new EIN on Notice CP 576 A. The new number is 84-1398635.

Item 7.     Financial Statements.

     Financial Statements for the years ended December 31, 1997 and 1996.

     Independent Auditor's report.

     Balance Sheets - December 31, 1997 and 1996.

     Statements of Operations, for the years ended December 31, 1997 and 1996, and for the cumulative period from January 1, 1989 Through December 31, 1997.

     Statements of Stockholders' Equity (Deficit) for the cumulative period from January 1, 1989 through December 31, 1997.

     Statements of Cash Flows for the years ended December 31, 1997 and 1996, and for the cumulative period from January 1, 1989 through December 31, 1997.

     Notes to the Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There has been no change in the principal accountants of the Company during the past three years.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

     The following table sets forth the names of all current directors and executive officers of the Company and those persons who served as directors and executive officers of the Company during the fiscal year ended December 31, 1997. These persons will serve until the next annual meeting of the stockholders (to be held within 180 days after the end of each fiscal year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                                  Date of       Date of
                                                Election or   Termination
Name                        Held                Designation  or Resignation


David N. Nemelka       Director and               4/11/97          *
                       Pres/Sec/Treasurer

David C. Merrell       Director and               5/4/94        4/11/97
                       President

Michael C. Brown       Director and
                       Sec/Treasurer              5/4/94        4/11/97


     * This person presently serves in the capacities indicated.

Business Experience.

     David N. Nemelka   Since December 1994, he has been the President and CEO
of McKinley Capital, an investment consulting company. From June 1993 to July 1994, he was an Assistant Brand Manager at Proctor and Gamble in Cincinnati, Ohio. From September 1991 to May 1993, he attended the Wharton Business School at the University of Pennsylvania from which he earned a MBA. From August 1989 to August 1991, he served as CEO of Northstar Adventures, an Alaska based fishing lodge, which he co-founded. From January 1989 to July 1994, he served as President of Tri-Nem, Inc. a public company that was merged in July 1994 with Innovus Multimedia, Inc., a software development company. From August 1988 to August 1991, he served as President and co-founder of Certified Share Transfer Company, a stock transfer company. Mr. Nemelka received his B.S. in business finance from Brigham Young University and his MBA in finance from the Wharton Business School.

Significant Employees.

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.

     There are no family relationships between any directors or executive officer of the Company, either by blood or by marriage.

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

     (3) Was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

Compliance with Section 16(a) or the Exchange Act.

     The Company is not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, as the Company files its Reports pursuant to Section 15(d) thereof.

Item 10.  Executive Compensation.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                       SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation

                    Annual Compensation        Awards       Payouts
(a)           (b)      (c)     (d)    (e)      (f)    (g)     (h)   (i)
                                                      Secur-        All
                                     Other            ities         Other
Name and     Year or                 Annual   Rest-   Under-  LTIP  Com-
Principal    Period   Salary  Bonus  Compen-  ricted  lying   Pay-  pensa-
Position      Ended    ($)     ($)   sation    Stock  Options out   tion*

David N.
Nemelka,    12/31/97    0       0       0       0        0     0      0
President
Sec/Treas
Director

David C.    12/31/96    0       0       0       0        0     0      0
Merrell,    12/31/97    0       0       0       *        0     0      0
President,
Director

Michael C.
Brown,      12/31/96    0       0       0       0        0     0      0
Sec/Treas   12/31/97    0       0       0       *        0     0      0
Director

     * For information regarding compensation paid to Messrs. Merrell and Brown by the issuance of "unregistered" and "restricted" securities of the Company, see the heading "Business Development" of Item 1 of this Report.

     No other cash compensation, deferred compensation of long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1997 or 1996, or the period ending on the date of this Report.

Compensation of Directors.

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors of Committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year for any service provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination or employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 1997, and to the date of this Report, with the computations being based upon 4,559,761 shares of common stock being outstanding:

                         Number of                    Number of
                          Shares                       Shares
                        Beneficially     Percent     Beneficially     Percent
Name and Address      Owned - 12/31/97   of Class  Owned - 2/13/97    of Class

David N. Nemelka         4,004,000        87.7%       4,004,000       87.7%
897 South Artistic Cr.
Springville, UT 84663

*Summer Ventures, Inc.     259,000         5.7%         184,600         4%
1310 East 1600 South
Mapleton, UT 84664

     * Summer Ventures is wholly-owned by David R. Nemelka, the father of David N. Nemelka. David R. Nemelka disclaims an "affiliate" status because these persons do not reside together, each make his own investment decisions and David N. Nemelka owns sufficient voting securities of the Company to elect all directors and executive officers.

Security Ownership of Management.

     The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1997, and to the date of this Report, with the computations being based upon 4,559,761 shares of common stock being outstanding:

                             Number of Shares
                             Beneficially Owned           Percentage of
                             As of 12/31/97                   Class

David N. Nemelka*               4,004,000                      87.7%
897 S. Artistic Circle
Springville, UT 84663

All officers and directors
as a group (1)                  4,004,000                      87.7%


     * See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing person served with the Company.

Changes in Control.

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12.   Certain Relationships and Related Transactions.

Transactions with Management and Others.

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

Parents of the Issuer.

     The Company has no parents.

Transactions with Promoters.

     Except as indicated under Item 1 or this Report, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

                                      PART IV

Item 13.   Exhibits and Reports on Form 8-K.

     (a) (i)  Documents Incorporated Herein by Reference.



                                              Where Incorporated
                                              In This Report

10-KSB Annual Report for the                    Part I
fiscal year ended December 31, 1996

         Initial Articles of Incorporation of
         R & D Connections, Inc.

         Articles of Amendment regarding name
         change to "Kara International, Inc."

         Certificate of Amendment regarding
         reverse split

         Financial Data Schedule

S-8 Registration Statement                     Part I

          Opinion regarding Legality

          Consent of Leonard W. Burningham, Esq.

          Consent of Pritchett, Siler & Hardy,
          Certified Public Accountants

          Consultant Compensation Agreement No. 1


8-K Current Report dated April 11, 1997         Part I

          Certificate of Amendment respecting
          reverse split

         (ii)  Exhibits.

Exhibit
Number                     Description

  27                   Financial Data Schedule


     (b)  Reports on Form 8-K.

     8-K Current Report dated September 16, 1997.

          News Release


                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  KARA INTERNATIONAL, INC.

Date:2/13/98                      By   /s/ David N. Nemelka
                                  President, Secretary and Director

                          KARA INTERNATIONAL, INC.
                       [A Development Stage Company]

                          FINANCIAL STATEMENTS

                        December 31, 1997 AND 1996

                      PRITCHETT, SILER & HARDY, P.C.

                      INDEPENDENT AUDITORS' REPORT

Board of Directors
KARA INTERNATIONAL, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Kara International, Inc. [a development stage company] at December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test bases, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Kara International, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses since inception, has a stockholders' deficit and has expended most of its working capital, raising substantial doubt about its ability to continue as a going concern. Managements' plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 /s/ Pritchett, Siler & Hardy, P.C.

                            KARA INTERNATIONAL, INC.
                         [A Development Stage Company]
                                BALANCE SHEETS

                              ASSETS

                                  Dec. 31, 1997          Dec. 31, 1996
CURRENT ASSETS:
  Cash                            $ 491                      163
       Total Current Assets         491                      163


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                3,804                      723
  Advance from shareholder          -                      4,749
       Total Current Liabilities  3,804                    5,472

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
  50,000,000 shares authorized,
  2,048,810 shares issued and
  Outstanding                     4,560                      410
  Capital in excess of par
    value                     1,141,367                1,121,767
  Retained earnings (deficit)(1,134,783)              (1,134,783)
  Earnings (deficit)
    accumulated during the
    development stage           (14,457)                   7,297
       Total Stockholders'
           Equity (Deficit)      (3,313)                  (5,309)
                             $      491             $        163

                            KARA INTERNATIONAL, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS

                             For the Year   For the Year   Cumulative From
                                Ended          Ended       January 1, 1989
                               Dec. 31        Dec.  31     through Dec. 31
                                1997            1996             1997
REVENUE:
     Interest income         $    --        $    --         $   --

EXPENSES:
     General and
       administration          21,754          5,841           28,962
     Interest Expense             --             --           161,459
     Total Expenses:           21,754          5,841          190,421

 LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS    (21,754)        (5,841)        (190,421)

CURRENT INCOME TAX EXPENSE       --             --               --

DEFERRED INCOME TAX EXPENSE      --             --               --

(LOSS) BEFORE DISCONTINUED
   OPERATIONS                 (21,754)        (5,841)        (190,421)

(LOSS) FROM OPERATIONS OF
   DISCONTINUED SUBSIDIARY
    (NO TAX EFFECT)              --              --           (27,426)

GAIN ON DISPOSAL OF DISCONTINUED
   SUBSIDIARY                    --              --           203,390

NET INCOME (LOSS)            $(21,754)       $(5,841)        $(14,457)

INCOME (LOSS) PER COMMON SHARE
     (Loss) from continuing
     Operations              $   (.01)       $  (.00)        $   (.40)
     (Loss) from discontinued
     Operations                   .00            .00             (.06)
     Gain on disposal of
     discontinued operations      .00            .00              .43

INCOME (LOSS) PER COMMON SHARE: $(.01)       $  (.00)        $   (.03)

                               KARA INTERNATIONAL, INC.
                            [A development Stage Company]

                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 1989
                               THROUGH DECEMBER 31, 1997
                                                                   Earnings
                                                                 Accumulated
                           Common Stock   Capital in   Retained   During the
                                          Excess of    Earnings   Development
                          Shares   Amount Par Value    (Deficit)     Stage
BALANCE,
     January 1, 1989      13,952   $   14  $ 688,805  $(1,134,783) $   --

Net income for the
     period ended
     December 31, 1989      --        --        --           --      160,520

BALANCE,
     December 31, 1989    13,952        14   688,805   (1,134,783)   160,520

Net loss for the
     year ended
     December 31, 1990      --         --       --          --       (31,300)

BALANCE,
     December 31, 1990    13,952        14   688,805   (1,134,783)   129,220

Net loss for the
     year ended
     December 31, 1991      --         --       --           --      (31,300)

BALANCE,
     December 31, 1991    13,952        14   688,805   (1,134,783)    97,920

Net loss for the
     year ended
     December 31, 1992      --         --       --           --      (31,300)

BALANCE,
     December 31, 1992    13,952        14   688,805   (1,134,783)    66,620

Net loss for the
     year ended
     December 31, 1993      --         --       --           --      (31,300)

BALANCE,
     December 31, 1993    13,952        14   688,805   (1,134,783)    35,320

Issuance of 16,000
shares to a related
party as payment for a
judgment related to a
note payable and
related interest
     November, 1994       16,000        16   431,443        --           --

Net loss for the
     year ended
     December 31, 1994      --         --      --           --       (21,895)

BALANCE,
     December 31, 1994    29,952        30 1,120,248   (1,134,783)    13,425

Issuance of 379,810
shares to officers and
shareholders to repay
amounts previously
advanced for
investments at $.005
per share
     January, 1995       379,810       380     1,519        --          --

Net loss for the
     year ended
     December 31, 1995      --         --       --          --          (287)

BALANCE,
     December 31, 1995   409,761       410 1,121,767   (1,134,783)    13,138

Net loss for the
     period ended
     December 31, 1996     --           --      --           --       (5,841)

BALANCE,
     December 31, 1996   409,761       410 1,121,767   (1,134,783)     7,297

Issuance of 150,000
shares in payment of
consulting fees at
$.005 per share          150,000       150     3,600         --          --

Issuance of 4,000,000
shares for cash at
$.005 per share, to an
officer/director of
the Company            4,000,000     4,000    16,000         --          --

Net loss for the
     year ended
     December 31, 1997      --         --       --           --       (21,754)

BALANCE,
     December 31, 1997 4,559,761     4,560 1,141,367  $(1,134,783)   $(14,457)

                           KARA INTERNATIONAL, INC.
                        [A Development Stage Company]
                           STATEMENTS OF CASH FLOWS
                               For the Year   For the Year    Cumulative from
                                  Ended          Ended        January 1, 1989
                               December 31    December 31       December 31
                                  1997           1996               1997
Cash Flows to operating Activities:
Net income (loss)              $(21,754)       $ (5,841)        $  7,297

Adjustments to reconcile net
   Income to net cash used by
   Operating activities:
      Non-cash expenses (income)   --              --            (14,505)
      Changes in assets and liabilities:
          Accounts payable        3,081             723              723

Net Cash Flows to Operating
   Activities                   (18,673)         (5,118)          (6,485)

Cash Flows from Investing
   Activities                      --              --               --


Net Cash Flows used by
    Investing Activities           --             --               --

Net Cash From Financing Activities:
   Proceeds from common
   stock issuance               23,750            --               --
   Advances by shareholders     (4,749)         4,668             6,648

Net Cash From Financing
   Activities                   19,001          4,668             6,648

Net Increase (Decrease) in Cash    328           (450)              163

Cash at Beginning of Period        163            613               --

Cash at End of Period            $ 491        $   163            $  163

Supplemental Disclosures of Cash Flow information:
     Cash paid during the period for:
          Interest               $ --         $   --             $  --
          Income taxes           $ --         $   --             $  --

Supplemental schedule of Non-cash Investing and Financing Activities:
For the period ended December 31, 1997:
The Company issued 150,000 shares of common stock in payment of consulting services rendered, valued at $3,750 or $.001 per share

For the period ended December 31, 1996:
The Company issued 1,899,048 shares of common stock in payment of advances by shareholders in the amount of $1,899.

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

Stock Split  -   During April, 1997, the Board of Directors authorized a 1 for
5 reverse stock split of the issued and outstanding common shares of the Company. The Company retained the authorized shares at 50,000,000 shares with the par value at $.001 per share. During January 1995, the Board of Directors authorized a 1 for 250 reverse stock split of the issued and outstanding common shares of the Company. The Company retained the authorized shares at 50,000,000 shares with the par value at $.001 per share. The financial statements for all periods presented have been restated to reflect the effect of the common stock split.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expenses of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 1997, unused operating loss carryforwards of approximately $1,000,000 which may be applied against future taxable income and which expire in various years from 1999 through 2012. However, due to substantial changes in the Company's ownership, there will be limitations on the actual amount of net operation loss carryforwards which can be utilized by the Company. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current periods net loss.

NOTE 3 - DISCONTINUED OPERATIONS

On September 22, 1986, the Company acquired all of the outstanding shares of Kara Incorporated, a Utah corporation, by the issuance of 7,193 (restated) shares of the Company stock to the shareholders of Kara Incorporated in a tax free reorganization wherein Kara Incorporated became a wholly-owned subsidiary of the Company. The business combination was accounted for using the purchase method of accounting. The investment in the subsidiary was recorded in the financial statements based on the net asset value of the subsidiary at June 30, 1986, which was $146,992. Kara Incorporated manufactured and marketed candy. The Company operated its subsidiary candy company through 1988.
During the last quarter of 1988, the Company abandoned and discontinued all of its candy manufacturing and marketing operations. All of the assets of the company were foreclosed and used to satisfy liabilities. At the point in time when the company discontinued its operations, there were 13,952 shares of common stock issued and outstanding The Company also had certain notes payable that were not satisfied from the discontinued operation. During 1994, in settlement of a judgment from the court, the Company issued 16,000 shares of common stock to satisfy the notes payable including principal of $270,000 and accrued interest of $161,459. The discontinued operations have been segregated on the Statements of Operations. There was a $203,390 gain recorded during 1989 for the disposal of the discontinued operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

Rent - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Management Compensation - During the periods presented the Company did not pay any compensation to its officers and directors. However, 50,000 shares each were issued to two former officers and directors as compensation during February, 1997, valued at $1,250 each or $.005 per share. per share.

Advance from Shareholder - During 1994, a shareholder/officer advanced $1,080 to the Company. An additional advance of $900 was made during 1995. At December 31, 1995 the unpaid balance owing the shareholder/officer was $ 81. During 1996, a shareholder made advances of $ 4,668 to the Company. During 1997, the Company repaid advances totaling $4,749 to an officer/shareholder. At December 31, 1997 the advances owing a shareholder/officer amounted to $0.

Stock Issued - In January, 1995, the Company issued 379,810 shares to shareholders and officers to reduce shareholder advances, valued at $.005 per share.

NOTE 5 - COMMON STOCK

During April, 1997, the Company issued 4,000,000 shares of common stock to an officer/director of the Company for $20,000 cash or $.005 per share.

During February, 1997, the Company issued 50, 000 shares of common stock to consultants of the Company for compensation, valued at $1,250 or $.005 per share.

During February, 1997, the Company issued 100,000 shares of common stock to former officers/directors of the Company for compensation, valued at $2,500 or $.005 per share

Public Stock Offering - The Company previously completed a public offering of 2,123 shares of its authorized but unissued common stock. The offering was registered on Form S-18 in accordance with the Securities Act of 1933. Total proceeds of the offering amounted to $265,360 and stock offering costs of $68,251 were offset against capital in excess of par value.

Debt Cancellation - During November, 1994, the Company issued 16,000 shares of common stock as payment in full for a judgment related to a note payable of $270,000 and related accrued interest of $161,459.

Officer/Shareholder - In January, 1995, the Company issued 379,810 shares of common stock to shareholders and officers to repay previous advances made by the shareholders.

Stock Split - On April 9, 1997, the Board of Directors authorized a 1 for 5 reverse stock split of the issued and outstanding common shares of the Company. The Company retained the authorized shares at 50,000,000 shares with the par value at $.001 per share. During January 1995, the Board of Directors authorized a 1 for 250 stock reverse of the issued and outstanding common shares of the Company. The Company retained the authorized shares at 50,000,000 shares with the par value at $.001 per share. The financial statements for all periods presented have been restated to reflect the reverse split.

NOTE 6- GOING CONCERN

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

NOTE 8 - SUBSEQUENT EVENTS

Proposed Business Acquisition

The Company continues to investigate and seek potential investments or business acquisitions, which would likely be structured as a stock-for-stock business acquisition.