Form 10QSB
period 1998-03-31
KARA INTERNATIONAL INC
filed 1998-05-20
CIK 769346

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                 ACT OF 1934
              For the quarterly period ended March 31, 1998

                               OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                  ACT OF 1934

               Commission file number 002-97690-D

              INTERNATIONAL HERITAGE, INCORPORATED
  (Name of Small Business Issuer as specified in its charter)


      Nevada                            84-1398635
(State or other jurisdiction of      (I.R.S. employer identification no.)
Incorporation or organization)

                         Carolina Place
                 2626 Glenwood Ave., Suite 200
                 Raleigh, North Carolina 27608
            (Address of Principal Executive Offices)

                         (919) 571-4646
                 Registrant's Telephone Number

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

Common stock outstanding at March 31, 1998   27,281,785 shares at $0.001 par
value Common Stock.

                      INTERNATIONAL HERITAGE, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                  ASSETS

                                                  As of
                                  March 31, 1998         Dec. 31,1997
CURRENT ASSETS
     Cash                          $     2,579,285    $   409,710
     Certificates of deposit             1,223,463      1,079,053
     Inventory                           5,874,331      1,280,902
     Employee and shareholders advances     80,451         59,220
     Due from representatives (net of
       allowance of $86,126 and $71,797)   700,479        686,365
     Due from placement agent              146,000        346,000
     Due from credit card merchants      1,213,015      1,170,573
     Other receivables                     505,638        301,798
     Deposits and prepaid expenses         684,564        434,181
          Total Current Assets          13,007,226      5,767,802

PROPERTY AND EQUIPMENT-AT COST
     Assets not placed in service          101,801        103,166
     Computer software                     875,332        873,725
     Computer hardware                     916,520        810,288
     Office furniture and equipment        534,841        413,937
     Vehicles                                8,186            -
     Leasehold improvements                467,276        257,900
     Warehouse equipment                     5,460            -
                                         2,909,426      2,459,016
     Less accumulated depreciation and
          amortization                     478,906        392,610
          Net Property and Equipment     2,430,520      2,066,406

OTHER ASSETS
     Deferred registration costs         1,479,647      1,673,401
     Organization costs, net               119,666        131,989
     Start-up costs, net                     9,209          9,859
     Acquisition costs, net                606,136        620,933
          Total Other Assets             2,214,658      2,436,182

          TOTAL ASSETS             $    17,652,404   $ 10,270,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Trade accounts payable        $     4,622,715   $  2,828,513
     Product ordered payable to IRSRs    1,426,300        510,940
     Other payable to IRSRs                155,970        243,117
     Cash overdrafts                        70,619        321,304
     Deferred revenue                    2,435,680      2,473,780
     Sales tax payable                     299,977         21,845
     Accrued payroll and payroll taxes     627,194        831,955
     Accrued commissions                 4,520,043      1,751,632

     Accrued interest                      425,531        161,660
          Total Current Liabilities     14,584,029      9,144,746

CONVERTIBLE DEBENTURES
     10% Convertible notes               3,225,593      4,335,662
     8.5% Subordinated convertible
          debentures                    10,405,500      8,750,000
          Total Long-Term Liabilities   13,631,093     13,085,662

          TOTAL LIABILITIES             28,215,122     22,230,408


STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value;
        authorized 100,000,000;
        issued and outstanding
        27,281,785 at March 31, 1998
        and 26,698,340 at December 31,
        1997                                27,282         26,698
     Additional paid-in capital          2,232,646      1,169,911
     Accumulated deficit               (12,840,912)   (13,178,393)
     Accumulated other comprehensive
        income                              18,266         21,766
          Total Stockholders' Equity
          (Deficit)                    (10,562,718)   (11,960,018)

          TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIT      $17,652,404    $10,270,390

 The accompanying notes are an integral part of these condensed financial statements.

              INTERNATIONAL HERITAGE, INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME
                         (Unaudited)
                                  Three Months             Three Months
                                     Ended                     Ended
                                  March 31, 1998           Dec. 31,1997
Sales                             $ 19,718,732            $   36,444,453

Total Cost of Sales                 14,223,498                33,292,612

     GROSS INCOME                    5,495,234                 3,151,841

SELLING & ADMINISTRATIVE EXPENSES    5,157,753                 4,158,625

     Income before taxes               337,481                (1,006,784)

Provision for income taxes                 -                         -

     NET INCOME/(LOSS)            $    338,981            $   (1,006,784)

Other comprehensive income, net of tax:
     Foreign currency translation
     adjustments                        (3,500)                    2,657

     COMPREHENSIVE INCOME/(LOSS)  $    333,981            $   (1,004,127)

Earnings per common share:
     Basic                        $     0.0126            $      (0.0466)
     Diluted                      $     0.0080            $      (0.0466)

Weighted average number of common shares
     Outstanding                    26,778,739                21,623,727

The accompanying notes are an integral part of these condensed financial statements.

              INTERNATIONAL HERITAGE, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS
                         OF CASH FLOWS
                          (Unaudited)
                                  Three Months         Three Months
                                      Ended                Ended
                                  March 31, 1998        Dec. 31,1997
NET CASH PROVIDED  BY OPERATING
      ACTIVITIES                   $   1,404,382        $   370,947

CASH FLOWS FROM INVESTING
      ACTIVITIES
     Proceeds from sale of equipment
     Purchases of property and
     equipment                          (444,950)          (293,786)
     Purchases of certificates of
     deposit                            (144,410)          (181,364)
NET CASH USED IN INVESTING ACTIVITIES   (589,360)          (475,150)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the sale of stock
     Payments for deferred registration
     costs                               (19,462)          (247,796)
     Proceeds from convertible notes
     and Debentures                    1,655,500                -
     Payments for acquisition costs      (27,300)          (251,250)
     Cash overdraft                     (250,685)         1,997,466
NET CASH PROVIDED BY FINANCING
      ACTIVITIES                       1,358,053          1,498,420

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                             (3,500)             2,657

NET INCREASE IN CASH AT END OF PERIOD  2,169,575          1,396,874
Cash at beginning of period              409,710             38,004
CASH AT END OF PERIOD              $   2,579,285         $1,434,878

The accompanying notes are an integral part of these condensed financial statements.

              INTERNATIONAL HERITAGE, INCORPORATED
      CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
 YEAR ENDED DECEMBER 31, 1997 AND QUARTER ENDED MARCH 31, 1998
                           (Unaudited)

                  Common Stock:$.001 par value            Accumulated
                  100,000,000 shares authorized Additional   Other                    Total
                                                 Paid-In  Comprehensive Accumulated Shareholders'
                          Shares*     Amount*    Capital*    Income       Deficit Equity(Deficit)
Balance-December 31, 1996  25,717,009  $25,717   $ 894,879 $  2,803     $(616,572)  $  305,827

Exercise of Options                35      -            13      -             -             13

Issuance of Common Stock
  For services rendered and
  Acquisition costs           961,196      981     265,019      -             -        266,000

Value attributed to options
  Granted for services            -        -        10,000      -             -         10,000

Adjustment for foreign
  Currency translation            -        -           -     18,963           -         18,963

Net Loss                          -        -           -        -     (12,560,821) (12,560,821)

Balance-December 31, 1997  26,698,240   26,698   1,169,911   21,766   (13,178,393) (11,960,018)

Net assets acquired in
  Reverse acquisition             -        -        (4,013)     -             -         (4,013)

Issuance of common stock
  For convertible notes       583,545      584   1,066,748      -             -      1,067,332

Adjustment for foreign
  Currency translation            -        -           -     (3,500)          -         (3,500)

Net loss                          -        -           -        -         337,481      337,481

Balance-March 31, 1988     27,281,785  $27,282  $2,232,646 $ 18,266  $(12,840,912)$(10,562,718)

*Restated to reflect capitalization. See Note 11 for additional information.

 The accompanying notes are an integral part of these condensed financial statements.

              INTERNATIONAL HERITAGE, INCORPORATED
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998

NOTE 1 -THE COMPANIES AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANIES - International Heritage, Inc. (the "Company") was incorporated in North Carolina on April 28, 1995. It is principally engaged in the direct sale of fine jewelry, collectibles, pro-line golf products and accessories, premium incentive products and telecommunications products and services in forty-eight states. The Company recruits Independent Retail Sales Representatives ("IRSRs") who build retail sales organizations. IRSRs purchase products from the Company and retails them to the public.

The Company has a wholly owned subsidiary, International Heritage of Canada, Inc., that was incorporated in Ontario, Canada on July 26, 1995, and is engaged in the same direct sales business in Canada as the parent Company. The accounts of the Canadian Company have been consolidated with the Company and all significant intercompany accounts and transactions have been eliminated.

Kara International, Inc. ("Kara") was incorporated in the State of Nevada under then name of R & D Connections on April 22, 1985. Kara completed a public offering of common stock during 1986. On September 22, 1986, Kara acquired all of the outstanding shares of Kara Incorporated, a Utah corporation, that manufactured and marketed candy, and changed its name to Kara International, Inc. From September 1986, Kara commenced operating the business of marketing and developing confectionery products. Kara abandoned its subsidiary operation during the last quarter of 1988. Kara is not currently engaged in any business activity.

On March 6, 1998, the Company entered into a share-for-share exchange with Kara, as described further in Note 11. The combined Companies are herein referred to as International Heritage, Incorporated.

MANAGEMENT REPRESENTATION   The financial information included herein is
unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The balance sheet as of December 31, 1997 was derived from audited financial statements.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INVENTORY - Inventory, is stated at the lower of cost or market, with cost determined under the first-in first-out (FIFO) method. Investment in inventory has increased as a result of the Company's new Consumable product program. Inventory consists primarily of skin care and nutritional products, retail business career kits, promotional items and display jewelry and collectibles.

PROPERTY AND EQUIPMENT - Depreciation expense is calculated on the straight-line method over useful lives as follows:

                                            Estimated Useful Life
      Computer software                                5 years
      Computer hardware                                5 years
      Office furniture and equipment                   7 years
      Vehicles                                         5 years
      Leasehold improvements                           7 years
      Warehouse equipment                              7 years


Expenditures for repairs and maintenance are charged to expense as incurred. The cost of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition of equipment, the respective assets and accumulated depreciation accounts are relieved and any related gain or loss is reflected in operations.

DEFERRED REGISTRATION COSTS - Deferred registration costs consist of direct costs associated with stock and convertible debt security offerings. Deferred costs from the convertible debt security offerings are being amortized over the life of the notes and debentures, which is two years. During the quarter ended March 31, 1998, the Company wrote off $99,757 in deferred registration costs related to notes which had converted to common stock. See Note 3 for additional information regarding the notes and debentures. Deferred registration costs consist of the following:

                                         March 31, 1998     December 31,1997
      10% Convertible notes                  $   453,363          $  553,120

      8.5% Subordinated convertible debentures 1,243,528           1,224,065

                                                 696,891           1,777,185

      Less accumulated amortization           $  217,244             103,784

                                              $1,479,647          $1,673,401


NEW ACCOUNTING PRONOUNCEMENT Standards Board issued Statement - In December 1997, the Financial Accounting of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This Statement will be effective for the Company's fiscal year ended December 31, 1998, and its implementation is not required for interim periods in the
initial year of application.   Adoption of this Statement is not expected to
have a significant effect on the Company's financial statements.

NOTE 2 -OPERATING STATUS

As noted in the accompanying consolidated financial statements, the Company incurred a net income of $337,481 and a comprehensive income of $333,981 and has an accumulated deficit of $12,840,912. In addition, current liabilities exceed current assets by $1,576,803 as of March 31, 1998. This situation has been caused by the high initial costs of building and developing an international direct sales company and the decline in margins from the Company's commission payout structure. The Company modified its commission payout structure in November 1997 in order to generated better margins. These modifications include a 65% cap on future commission payouts. In March 1998, the Company introduced a new line of consumable products and a new IRSR compensation plan which has lead to improved profit margins and further limits commission payout exposure. In December 1997 through March 1998 the Company raised approximately $10,405,500 through the private placement of convertible debentures (see Note 3). Management of the Company intends to convert these debentures to stock in the second quarter of 1998. In addition, the Company has obtained a signed affidavit from a principal with the placement agent for the offering to invest another $50 million in the Company in 1998. In March 1998 the Company entered into a reverse reorganization with Kara International, Inc. which allowed the Company to publicly trade its stock (see
Note 11). The Company's ability to continue as a going concern is dependent on its ability to maintain future profitability and/or to successfully obtain additional capital. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

During 1997, the Company issued $4,335,662 in convertible notes under Rule 506 of Regulation D of the Securities Act of 1933. The notes bear interest at ten percent per annum. Principal and interest are due August 1, 1999. The notes are convertible into one share of common stock for each $2.00 principal amount of the notes. The notes automatically convert under the same terms upon (1) an initial public offering providing gross proceeds of a minimum of $10,000,000 at a per share price of no less than $4.00, (2) a sale of all or substantially all of the assets of the Company to a public company and the per share price of the common stock of such Company remains over $4.00 for any thirty-day period thereafter, or (3) any recapitalization, reconsolidation, merger or acquisition of or by the Company that results in the existing shareholders of the Company owning less than 51% of the Company and the per share price of the common stock of the Company remains over $4.00 for any 30-day period thereafter. The notes contain covenants restricting dividends payments and executive compensation. The Company capitalized $553,120 in deferred registration costs, of which $120,948 has been amortized as of December 31, 1997. Interest expense was $108,392 in the quarter ended March 31, 1998 and $0 in the quarter ended March 31, 1997. During March 1998, approximately $1,110,069 in note principal and $57,020 in accrued interest were converted to 583,545 shares of common stock in accordance with the conversion terms, and $99,757 in related deferred registration costs was charged to additional paid in capital.

During 1997 and 1998, the Company issued $10,405,500 in subordinated convertible debentures under Regulation S of the Securities Act. The debentures bear interest at 8.5% per annum and mature December 15, 1999. Interest is payable in semi-annual payments on June 15 and December 15 of each year, commencing June 15, 1998. The debentures are subordinate to the Regulation D convertible notes. The debentures are convertible into 5,000 shares of common stock and warrants to purchase 3,000 shares of common stock at $4.00 per share for each $10,000 debenture. The notes automatically convert under the same terms upon the same conditions for the Regulation D convertible notes described above. Upon automatic conversion, the debenture holder shall receive a premium of 500 additional shares of common stock. The debenture holders shall receive a premium for voluntary conversion as follows:
500 additional shares of common stock if redemption occurs prior to June 15, 1998; 400 additional shares if prior to December 15, 1998; 300 additional shares if prior to June 15, 1999; and 100 additional shares if prior to December 15, 1999. The warrants are exercisable by the holder at an exercise
price of $4.00 per share on or before December 15, 1999.   The Company
capitalized $1,224,065 in deferred registration costs, of which $53,620 has been amortized as of March 31, 1998 and $13,405 as of December 31,1997. Interest expense was $212,499 in 1998 and $0 in the quarter ended March 31, 1997.

Total interest expense was $332,232 in the quarter ended March 31, 1998 and $0 in the quarter ended March 31, 1997.

NOTE 4 -STOCK OPTIONS

During 1995, the Company granted the initial Board of Directors and founders options for 15% of the issued and outstanding shares at $.02 per share. Effective October 31, 1996, the Board of Directors approved and the original founders accepted the cancellation of these options and the grant of new options for 1,350,000 shares in exchange for the canceled options. These new options are exercisable at $1.33 per share and expire October 31, 1999. These options remain outstanding at March 31, 1998 and are not subject to the option plan noted below.

In 1996, the Company issued Mayflower Holdings, Inc. 187,500 shares of common stock (valued at $250,000) in exchange for consulting fees. The shares were then canceled and options were granted for 375,000 shares effective October 31, 1996, at an exercise price of $1.33 per share. The options expire on October 31, 1999, and are outstanding as of March 31, 1998. During 1997 all shares and options issued to Mayflower Holdings, Inc. were reissued in the President's name. These options are not subject to the option plan noted below.

Under a 1995 employment contract and based on the Company's achievement of certain revenue goals, the President of the Company is entitled to receive stock incentives in the amount of 1% of issued and outstanding shares as of December 31, 1995, 2% as of December 31, 1996, and 3% as of each year ended December 31, 1997 through 2000. These stock incentives were granted to the President as additional compensation and were at no cost to the President. In 1995, the Company did not meet the sales level noted in the President's contract, but in March 1996, the Board granted the incentive stock to the President based on accrued sales and deferred revenue combined. Effective October 31, 1996, the President gave back the inventive stock and the Company granted additional stock options of 151,300 shares of common stock at an exercise price of $1.33 per share. Effective October 31, 1996, the President voluntarily agreed to accept grants of stock options for 2,295,000 shares, exercisable at $1.33 per share in exchange for the 1996, 1997, 1998, 1999 and 2000 incentive stock referred to above in order to eliminate the contingent stock issuances. As a result of having been granted these options, the President is no longer entitled to receive the stock incentives referred to above and the options are not contingent on the Company's achievement of the specified revenue goals. These options are outstanding as of March 31, 1998, expire on October 31, 2001, and are not subject to the option plan noted
below.   No compensation expense has been recorded since the options granted have exercise prices that approximate fair market value.

In 1996, the Company formalized and consolidated all previously existing options into a single option plan effective October 31, 1996, and reissued options for 3,579,250 shares (previously 3,175,000 shares) to its Board of Directors, management, advisory board members, consultants, named experts and counsel, IRSRs and others. These options are exercisable at $1.33 per share and expire on October 31, 1999. 3,495,000 of these options are outstanding as of March 31, 1998.

In 1997, the Company granted the three Company founders options for 2,700,000 shares. These options are exercisable at $2.00 per share and expire October 31, 1999. The Company also granted the President options for 1,085,500 shares. These options are exercisable at $2.00 per share and expire December 19, 2000. The Company also granted options for 384,628 shares to others during 1997. These options are exercisable at $2.00 per share and expire December 19, 2000. All of these options are outstanding at March 31, 1998 and are not subject to the option plan noted above.

In 1997, the Company granted options to its Board of Directors, management, advisory board members, consultants, named experts and counsel, IRSRs and others in the amount of 3,330,000 shares. 1,038,000 of these options are exercisable at $1.33 per share and expire on various dates in 2000. 2,292,000 of these options are exercisable at $2.00 per share and expire on various dates in 2000. 3,329,990 of these options are outstanding at March 31, 1998 and are subject to the option plan noted above. During 1997, the Board of Directors approved the number of shares authorized for grant as options under the option plan as 25% of authorized common stock. As of December 31, 1997, the Company had issued 574,990 more options than was authorized under the option plan, and the Plan was closed. On February 27, 1998, but with a record date of December 31, 1997, the shareholders approved an increase in authorized shares of common stock to 50,000,000 shares. As a result of this increase, the number of options granted under the option plan no longer exceeded the maximum authorized.

During the quarter ended March 31, 1998, 21,000 options expired and no options were granted or exercised.

The weighted average exercise price for all outstanding options is $1.62 per share. If all of the above options were exercised as of March 31, 1998, this would result in 15,145,418 shares of additional outstanding common stock.

NOTE 5 -   ACQUISITION

On March 6, 1998, the Company entered into a share-for-share exchange with Kara International, Inc. ("Kara"), a Nevada corporation whose common stock is quoted and publicly traded on the NASDAQ Over-The-Counter Electronic Bulletin Board. The transaction is viewed as a reverse acquisition and is treated as a recapitalization of the Company for accounting purposes. Each outstanding share of the Company was exchanged for three shares of Kara and each outstanding option outside of the option plan described in Note 4 of the Company was exchanged for one option to acquire one share of Kara on like terms and conditions. Options subject to option plan described in Note 4 shall be exchanged for similar options, as not yet determined. 7,379,493 shares (97.73%) of the Company were exchanged for 22,138,479 shares of Kara, and 8,341,428 options of the Company were exchanged for 8,341,428 options of Kara. Effective March 3, 1998, Kara amended its articles of incorporation to change its name to International Heritage, Incorporated and increase its authorized capital from 50,000,000 shares to 100,000,000 shares of common stock at $0.001 par value. The shares of Kara received in exchange by the Company's stockholders are restricted and subject to Rule 144 of the Securities Act of 1933, as amended, and must be held for a period of one year.

NOTE 6 -  CONTINGENCIES

Subsequent to the initial issuance of common stock for $111,491 in cash and services, the Company received $809,105 of funds and services from potential investors. The Company sold these securities under an exemption from registration; however, it was later determined that the exemption may have been technically deficient in some states. Thus, the Company voluntarily (under no regulatory directive) offered to rescind such prior sales to all investors who deposited monies during the period from May to December 1995 by refunding the price paid for the securities plus interest (the "Rescission Offer"). The Company has recorded deposits made by investors who rejected the Rescission Offer as equity. Four investors, for a total of $20,000, accepted the Rescission Offer and received a refund. In addition, the Company refunded $100,650 plus interest to potential investors from the state of Washington, since the Company withdrew its offering in that state. All other investors rejected the Rescission Offer. Any investor who rejected the Rescission Offer received shares of the Company's stock at the rate of 7.5 shares for each $10 investment. As a result of these transactions leading to the Recission Offer, the Company may be liable for administrative penalties and sanctions. The Company knows of no administrative proceedings or regulatory investigations related to the Recission Offer that are currently pending or proposed. The amount of any such penalties and sanctions cannot be estimated.

On June 3, 1997, the Company entered into an agreement with the North Carolina Attorney General ("NCAG") ending the NCAG's threat to bring action against the Company for alleged violation of the North Carolina Pyramid Schemes Act and the North Carolina Unfair and Deceptive Trade Practices Act. The agreement resulted in the payment of $100,000 and the imposition of certain remedial measures including ongoing reporting by the Company and monitoring of the Company's activities by the NCAG. The violation of the agreement will likely result in injunctive action by the NCAG.

On February 6, 1998, an Assurance of Voluntary Compliance (the "Assurance") was accepted by the Georgia Office of Consumer Affairs. The Assurance was entered into by the Company without admission to alleged violation of the Fair Business Act of 1995, as amended, in order to resolve the matter without the necessity of formal legal action. The Assurance resulted in the Company paying $70,000 and the imposition of certain remedial measures including the modification of the Company's marketing plan in North Carolina and the provision of refunds.

The Company periodically receives inquiries and/or investigative demand letters from various state agencies. The Company is not currently aware of any pending or threatened litigation pursuant to which fines may be imposed, except as disclosed herein. Regulations regarding network marketing companies vary from jurisdiction to jurisdiction. Failure to comply with the laws of any jurisdiction can result in the inability to operate therein for indefinite periods of time. The Company may also become involved in other matters of litigation in the normal course of business. The Company is not aware of any pending or threatened proceeding, except as disclosed herein.

On October 23, 1997, in the General Court of Justice, Superior Court Division, Wake County, North Carolina, an action was filed by Eric S. Block and Tina Block against the Company. The plaintiffs allege fraud, breach of contract, unfair and deceptive trade practices in violation of North Carolina law, and punitive damages. Plaintiffs seek relief in the form of actual and compensatory damages, consequential damages, punitive damages, treble damages (all in excess of $10,000), attorney's fees and other relief. The ultimate outcome of this matter cannot presently be determined and management of the Company intends to vigorously defend this action. No adjustments have been made to the accompanying consolidated financial statements.

On March 13, 1998, the Securities and Exchange Commission ("SEC") suspended trading of International Heritage, Incorporated ("Incorporated") until March 26, 1998, because of questions regarding the accuracy of statements concerning, among other things, the return investors could expect to make on their investment and the regulatory background of the Company and its President. On March 16, 1998, the SEC filed a Complaint for Injunctive and Other Relief against the Company, the Company's three founders individually, and Incorporated (the "Defendants"). The SEC alleges that the Defendants engaged in the sale of unregistered securities; made misrepresentations and material omissions in connection with the sale of securities; and, knowingly misrepresented the Company's financial condition and concealed that it was operating a pyramid scheme. The Court entered, ex parte, an Order to Show Cause, Temporary Restraining Order, Order Freezing Assets, Order Prohibiting Destruction of Documents and Order Expediting Discovery as well as an Order Appointing a Receiver for the Company. On March 17, 1998 the Court amended the above Orders to allow the Company to accept new product sales orders from existing IRSRs only for the Company's new nutritional and skin care products and telecommunication services. On March 24, 1998, the Defendants filed a Memorandum in Opposition to the SEC's Motion for Preliminary Injunction and Other Equitable Relief. On April 3, 1998, the Court entered a Memorandum Opinion and Order setting forth that the Company, its officers, agents, servants, employees, attorneys and persons in active concert or participation with them be restrained from, among other things, securities law violations; appointing a Monitor; requiring the posting of a $5 million bond upon which the receivership would be dissolved and management reinstated; a reduction in the President's compensation; and certain other things. On April 9, 1998, the $5 million bond was posted by the President and the Receiver was relieved of his responsibilities. On April 22, 1998, the Court reviewed the Company's revised IRSR compensation plan and authorized the Company to conduct business consistent with the revised plan and under the scrutiny of the Monitor. Management of the Company intends to vigorously defend this action. The ultimate outcome of this matter cannot presently be determined and no adjustments have been made to the consolidated financial statements.

On April 3, 1998, the Montana Securities Commissioner issued a Cease and Desist Order in the matter of the Defendants. The Order concludes that the Company's marketing program is a security within the meaning of the Montana Securities Act and that such has been and is offered and sold in violation of the Montana securities laws. On April 20, 1998, the Montana Securities Commissioner amended the Order, finding among other things, that the President made inaccurate statements to Montana IRSRs regarding the terms and status of the original Order. Under both Orders, the Montana Securities Commissioner has ordered the Defendants to cease and desist violations of the Montana securities laws and seeks fines up to $250,000 and restitution to Montana residents. A hearing was set for May 26, 1998. On May 1, 1998, the Company signed a consent agreement with the Montana Securities Commissioner allowing the Company to do business in the State under its new compensation plan. In accordance with the consent agreement, the Company must pay $21,000 to reimburse the State's investigative costs; must allow refunds to any Montana resident IRSR who executed an RBA with the Company and requests a refund within 45 days of written notice from the Company (refunds shall be less any commissions or refunds previously paid, as well as the retail value of any products received); must offer the right to rescind the sale of any notes purchased by citizens of the State of Montana between July 17, 1997 and October 31, 1997; must contribute to youth activities and consumer protection efforts in the State of Montana; and must provide documents upon the reasonable request of the Commissioner to monitor compliance with the order. No adjustments have been made to the consolidated financial statements as a result of this matter.

On March 24, 1998, a class action complaint was filed in the U.S. District Court for the Eastern District of North Carolina on behalf of Sharon A. Meckenstock , Dan H. Meckenstock, Custodian FBO Jean Carol Meckenstock and Wilber E. Meckenstock, on their own behalf and on behalf of a class of all persons similarly situated. On March 27, 1998, a class action complaint was filed in the District Court of Dallas County, Texas, 101st Judicial District, by Denise March, Felix Glen Ortega, Lupe Ortega, individually and on behalf of all others similarly situated. On March 18, 1998, a class action complaint was filed in the Circuit Court of Dallas County, Texas, F-116th Judicial District by Craig T. Liebendorfer, individually, and on behalf of all others similarly situated. On April 1, 1998, a class action complaint was filed in the Circuit Court of Barbour County, Alabama, by Randall L. Greene, Andy Clark, Jackson Wayne Murphy, Donnie Kenneth Broderway, James H. Thomas, individually and on behalf of all others similarly situated. On April 7, 1998, a class action complaint was filed in the General Court of Justice, Superior Court Division, Wake County, North Carolina, by William Swinney and Marshall Reddy, individually and as representatives of a class of all similarly situated sales representatives in the Company. All five of these class action lawsuits allege the Defendants defrauded investors in the form of notes, common stock and other securities and that the Defendants used misrepresentations and omissions of material facts in an unlawful and fraudulent scheme to offer and sell securities of the Company through recruiting people to buy interests in business centers, among other things. Plaintiffs seek relief through class action status, actual damages, and punitive damages up to $300 million. In addition, there are an unidentifiable number of potential unasserted claims in the form of class actions and otherwise growing out of the civil action filed by the Securities and Exchange Commission. The ultimate outcome of these actions and unasserted claims cannot be presently determined; however, given the Court's April 22, 1998 authorization for the Company to conduct business under its revised compensation plan as referred to above, the Defendants intend to vigorously defend these actions.

NOTE 7 -  RELATED PARTY TRANSACTIONS

The Company capitalized $94,225 in charges from Mayflower Holdings, Inc., a company which is principally owned by the President of the Company, as deferred registration costs in 1997. All of these amounts capitalized as deferred registration costs were related to the initial public offering which was canceled in 1997. The amount due from Mayflower Holdings, Inc. was $36,825 at March 31, 1998 and $32,943 at December 31, 1997.

The Company subleased office space to Mayflower Holdings, Inc. on a month-to-month basis through December 31, 1997.. Rental income was $1,500 for first quarter, 1997. The sublease arrangement was subsequently terminated in 1998.

In 1996, the Company issued Mayflower Holdings, Inc. 187,500 shares of common stock (valued at $250,000) in exchange for consulting fees. The shares were then canceled and options were granted for 375,000 shares effective October 31, 1996, at an exercise price of $1.33 per share. The options expire on October 31, 1999, and are outstanding as of March 31, 1997 and 1998. These options are not subject to the option plan noted in Note 4 above.

Under a 1995 employment contract and based on the Company's achievement of certain revenue goals, the President of the Company is entitled to receive stock incentives which have since been replaced with stock options. See Note 4 for additional information.

The Company entered into an agreement with the President and a relative to create a sales training handbook for its IRSRs. The agreement calls for a lump sum payment of $10,000 to the authors as well as a $4 per book royalty for all books sold to the Company. Payments to these individuals were $120,000 in first quarter, 1997. $85,436 was due at March 31, 1998 and December 31, 1997. Effective in the fourth quarter of 1997, the agreement was changed such that the Company purchases the handbooks from Mayflower Holdings, Inc. and is no longer responsible for the payment of royalties. The Company paid $275,000 to Mayflower Holdings, Inc. for the purchase of handbooks in first quarter, 1998 and $103,850 in 1997.

NOTE 8 - EARNINGS PER SHARE

The Company has common stock options outstanding as of March 31, 1997. No adjustment has been made to earnings per share to reflect the potential dilutive effect of these options since to do so would result in anti-dilution in periods in which the Company incurred a net loss. Thus basic and diluted earnings per share are the same amount for the quarter ended March 31, 1997.

                             For the Three Months Ended March  31, 1998

                             Income             Shares            Per-Share
                           (Numerator)      (Denominator)       Amount
        Basic EPS
        Income available to
        common stockholders     331,563       26,778,739          $.0124

        Effect of Dilutive
        Securities Options                    13,758,317

        Diluted EPS
        Income available to
        common Stockholders
        + assumed Conversions $ 331,563       40,537,056          $.008

The company has convertible notes and debentures outstanding as of March 31, 1998 which are convertible into 7,335,822 shares of common stock plus warrants

Part II  OTHER INFORMATION

ITEM 1    Legal Proceedings

          Registrant incorporates by reference Current Form 8-K dated March 16, 1998 and Current Form 8-KA No. 1 dated March 16,
1998.

ITEM 2    Change in Securities

          None

ITEM 3    Defaults on Senior Securities

          As of the date of this filing, Registrant has not yet paid the interest accrued on certain 10% Convertible Notes issued pursuant to a private placement conducted pursuant to Regulation D of the Securities Act of 1933, as amended, dated July 17, 1997. Registrant anticipates paying all such accrued but unpaid interest on all notes not otherwise converted prior to the filing of the Form 10-QSB for the period ended June 30, 1998.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None

ITEM 5    Other Information

          None

ITEM 6    Exhibits and Reports on Form 8-K

          Exhibits

            Financial Data Schedule

          Reports on Form 8-K

          None

                                SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be singed on its behalf by the undersigned hereunto duly authorized.

                                          INTERNATIONAL HERITAGE, INC.

DATED:  05/20/1998                        By/s/Stanley H. Van Etten
                                          ------------------------------------
                                          President, CEO and Chairman of the
                                          Board