Form 10QSB
period 1998-06-30
INTERNATIONAL HERITAGE INC
filed 1998-08-14
CIK 769346

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                    ACT OF 1934

              For the quarterly period ended June 30, 1998

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

Common stock outstanding at June 30, 1998   33,984,435 shares at $0.001 par
value Common Stock.

               INTERNATIONAL HERITAGE, INCORPORATED
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                          As of                  As of
                                         June 30, 1998           Dec. 31,1997
                                         -------------           ------------
ASSETS

CURRENT ASSETS
     Cash                                $     211,010           $    409,710
     Certificates of deposit                   667,186              1,079,053
     Inventory                               3,903,929              1,280,902
     Employee and shareholders advances         55,545                 59,220
     Due from representatives (net of
        allowance of $86,126 and $71,797)      621,121                686,365
     Due from placement agent                       -                 346,000
     Due from credit card merchants             21,533              1,170,573
     Other receivables                         489,963                301,798
     Deposits and prepaid expenses           6,452,940                434,181
                                         -------------           ------------
          Total Current Assets              12,423,227              5,767,802
                                         -------------           ------------

PROPERTY AND EQUIPMENT   AT COST
     Assets not placed in service                   -                 103,166
     Computer software                         979,589                873,725
     Computer hardware                         918,672                810,288
     Office furniture and equipment            545,441                413,937
     Vehicles                                   14,267                     -
     Leasehold improvements                    478,616                257,900
     Warehouse equipment                         5,460                     -
                                        --------------           ------------
                                             2,942,045              2,459,016
     Less accumulated depreciation and
          amortization                         580,979                392,610
                                        --------------          -------------
          Net Property and Equipment         2,361,066              2,066,406
                                       --------------          -------------
OTHER ASSETS
     Deferred registration costs               266,639              1,673,401
     Organization costs, net                   106,606                131,989
     Start-up costs, net                         8,559                  9,859
     Acquisition costs, net                    539,352                620,933
                                        --------------          -------------
          Total Other Assets                   921,156              2,436,182
                                             --------------     -------------
          TOTAL ASSETS                  $   15,705,449          $  10,270,390
                                        ==============          =============

               INTERNATIONAL HERITAGE, INCORPORATED
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                         As of                  As of
                                         June 30, 1998          Dec. 31,1997
                                         -----------------      ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Trade accounts payable              $   6,540,683          $   2,828,513
     Product ordered payable to IRSRs          818,344                510,940
     Other payable to IRSRs                     21,605                243,117
     Short-term notes payable                5,750,000                     -
     Cash overdrafts                         1,027,040                321,304
     Deferred revenue                        2,438,999              2,473,780
     Sales tax payable                         191,954                 21,845
     Accrued payroll and payroll taxes         473,758                831,955
     Accrued commissions                     3,523,988              1,751,632
     Accrued interest                          901,671                161,660
                                         -------------          -------------
          Total Current Liabilities         21,688,042          $   9,144,746
                                         -------------          -------------
CONVERTIBLE SECURITIES
     10% Convertible notes                     448,000              4,335,662
     8.5% Subordinated convertible
       debentures                            1,030,000              8,750,000
                                         -------------          -------------
          Total Long-Term Liabilities        1,478,000             13,085,662
                                         -------------          -------------
          TOTAL LIABILITIES                 23,166,042             22,230,408
                                         -------------          -------------
STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value; authorized
        100,000,000; issued and outstanding
        33,984,435 at June 30, 1998 and
        26,698,340 at December 31, 1997         33,985                 26,698
     Additional paid-in capital             13,563,948              1,169,911
     Accumulated deficit                   (21,099,236)           (13,178,393)
     Accumulated other comprehensive income     40,710                 21,766
                                         -------------          --------------
          Total Stockholders' Equity
            (Deficit)                       (7,460,593)           (11,960,018)
                                         -------------          --------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIT        $  15,705,449          $  10,270,390
                                         =============          =============

               INTERNATIONAL HERITAGE, INCORPORATED
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND COMPREHENSIVE INCOME
                           (Unaudited)

                                             Three Months Ended            Six Months Ended
                                                June 30                       June 30
                                             1998         1997         1998           1997
                                       ------------- ------------- ------------- -------------
Sales                                  $ 10,724,171  $ 28,376,132  $ 30,442,903  $ 64,820,585
Total Cost of Sales                    $ 12,027,706  $ 29,601,809  $ 26,251,204  $ 62,894,421
                                       ------------- ------------- ------------- -------------
    GROSS INCOME                       $ (1,303,535) $ (1,225,677) $  4,191,699  $  1,926,164

SELLING & ADMINISTRATIVE
     EXPENSES                          $  6,954,593  $  5,142,888  $ 12,112,542  $  9,301,513
                                       ------------- ------------- ------------- -------------
Income before taxes                    $ (8,258,128) $ (6,368,565) $ (7,920,843) $ (7,375,349)

Provision for income taxes                       -             -             -             -
     NET INCOME/(LOSS)                 $ (8,258,128) $ (6,368,565) $ (7,920,843) $ (7,375,349)

Other comprehensive income, net of tax
     Foreign currency translation
        adjustments                          22,444           919        18,944         1,738

     COMPREHENSIVE INCOME/(LOSS)       $ (8,235,684) $ (6,367,646) $ (7,901,899) $ (7,373,611)

Loss per common share
     Basic                                   (.2518)       (.2945)       (.2654)       (.3410)
     Diluted                                 (.2518)       (.2945)       (.2654)       (.3410)

Weighted average number of common shares
     Outstanding                         32,709,940    21,626,888    29,846,844    21,626,888


               INTERNATIONAL HERITAGE, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS
                          OF CASH FLOWS
                           (Unaudited)

                                                   Six Months Ended
                                                        June 30,
                                        -------------------------------------
                                                1998                1997
                                        -----------------  ------------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            $     (3,243,951)  $        (232,644)
                                        -----------------  ------------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
     Purchases of property and equipment        (483,029)           (970,024)
     Purchases of certificates of deposit        411,867            (288,536)
     Maturity of certificate of deposit               -               10,000
                                        -----------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES            (71,162)         (1,248,560)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments for deferred registration costs   (151,532)            568,100
     Proceeds from convertible notes and
           debentures                          1,797,000                  -
     Proceeds from short-term note               750,000                  -
     Payments for acquisition cost                (3,735)           (441,000)
     Cash overdraft                              705,736             (95,708)
                                        -----------------  ------------------
NET CASH PROVIDED BY FINANCING                 3,097,469              31,392
  ACTIVITIES

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                        18,944                   -
                                        -----------------  ------------------
NET INCREASE IN CASH AT END OF PERIOD           (198,700)         (1,449,812)
Cash at beginning of period                      409,710              38,004
                                        -----------------  ------------------
CASH AT END OF PERIOD                   $        211,010   $      (1,411,808)

               INTERNATIONAL HERITAGE, INCORPORATED
      CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
   YEAR ENDED DECEMBER 31, 1997 AND QUARTER ENDED JUNE 30, 1998
                           (Unaudited)

                             Common Stock:$.001 par value             Accumulated               Total
                             100,000,000 shares authorized Additional Other                     Shareholder's
                                                           Paid-in    Comprehensive Accumulated Equity
                             Shares*       Amount*         Capital*   Income        Deficit     (Deficit)
                             ------------- --------------  ---------- -----------   ----------- -------------
Balance-December 31, 1996       25,717,009 $      25,717   $  894,879 $    2,803    $ (616,572) $    305,827

Exercise of Options                     35            -            13         -             -             13

Issuance of Common Stock
  For services rendered and
  Acquisition costs                961,196           981      265,019         -             -        266,000

Value attributed to options
  Granted for services                  -             -        10,000         -             -         10,000

Adjustment for foreign
  Currency translation                  -             -            -      18,963            -         18,963

Net Loss                                -             -            -          -    (12,560,821)  (12,560,821)

Balance-December 31, 1997       26,698,240         25,698   1,169,911     21,766   (13,178,393)  (11,960,018)

Net assets acquired in
  Reverse acquisition                   -             -        (4,013)        -             -         (4,013)

Issuance of common stock
  For convertible notes          7,286,195          7,287  12,398,050         -             -     12,405,337

Adjustment for foreign
  Currency translation                  -             -            -      18,944            -         18,944

Net loss                                -             -            -          -      7,920,843     7,920,843
                          ------------ ------------- ------------ --------- -------------- -------------
Balance-June 30, 1988           33,984,435  $      33,985 $13,563,948  $  40,710 $ (21,099,236) $ (7,460,593)

*Restated to reflect capitalization.  See Note 7 for additional information.


               INTERNATIONAL HERITAGE, INCORPORATED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1998

NOTE 1: THE COMPANIES AND SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW   International Heritage, Inc. ("IHI") was incorporated in North
Carolina on April 28, 1995. It is principally engaged in the direct sale of high quality nutritional and skin care products, fine jewelry, collectibles, pro-line golf products and accessories, premium incentive products and telecommunications products and services in forty-nine states. The Company recruits Independent Retail Sales Representatives ("IRSRs") who build retail sales organizations. IRSRs purchase products from the Company and retail them to the public.

IHI has a wholly-owned subsidiary, International Heritage of Canada, Inc. that was incorporated in Ontario, Canada on July 26, 1995, and is engaged in the same direct sales networking business in Canada as the parent Company. The accounts of the Canadian Company have been consolidated with the Company and all significant intercompany accounts and transactions have been eliminated.

Kara International, Inc. ("Kara") was incorporated in the State of Nevada under the then name of R & D Connections on April 22, 1985. Kara completed a public offering of common stock during 1986. On September 22, 1986, Kara acquired all of the outstanding shares of Kara Incorporated, a Utah corporation, that manufactured and marketed candy, and changed its name to Kara International, Inc. From September 1986, Kara commenced operating the business of marketing and developing confectionery products. Kara abandoned its subsidiary operation during the last quarter of 1988. Kara is not currently engaged in any business activity.

On March 6, 1998, IHI entered into a share-for-share exchange with Kara, as described further in Note 7 to the Condensed Consolidated Financial Statements. The combined Companies are herein referred to as International Heritage, Incorporated or Company.

MANAGEMENT REPRESENTATION   The financial information included herein is
unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The balance sheet statements of operations and comprehensive income and statements of cashflows as of December 31, 1997 were derived from audited financial statements.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2: INVENTORY   Inventory is stated at the lower of cost or market, with
cost determined under the first-in first-out (FIFO) method. Inventory consists primarily of skin care and nutritional products, retail business career kits, promotional items and display jewelry and collectibles. A write down of $2 million occurred in the second quarter ending June 30, 1998 as a direct result of the Court Order dated April 3, 1998 in the action: Securities and Exchange Commission v. International Heritage, Inc. et. al., U.S.D.C., Northern District Georgia, Atlanta Division, 1:98-0803-RWS ("SEC action").


                                                   June 30        March 30
                                                     1998           1998
                                                --------------  --------------

Skin Care                                      $      473,121   $   1,535,228
Nutritional Products                           $    1,092,400   $   1,569,866
Jewelry                                        $      307,457   $     223,205
Marketing Materials                            $    2,030,950      $2,546,028
                                                --------------  --------------
                                               $    3,903,929   $   5,874,328

NOTE 3: CONTINGENCIES

Subsequent to the initial issuance of common stock by the Company's subsidiary, International Heritage, Inc. ("IHI") in 1995 and 1996, for $111,491 in cash and services, IHI received $809,105 of funds and services from potential investors. IHI sold these securities under an exemption from registration; however, it was later determined that the exemption may have been technically deficient in some states. Thus, IHI voluntarily (under no regulatory directive) offered to rescind such prior sales to all investors who deposited monies during the period from May to December 1995 by refunding the price paid for the securities plus interest (the "Rescission Offer"). IHI has recorded deposits made by investors who rejected the Rescission Offer as equity. Four investors, for a total of $20,000, accepted the Rescission Offer and received a refund. In addition, IHI refunded $100,650 plus interest to potential investors from the state of Washington, since IHI withdrew its offering in that state. All other investors rejected the Rescission Offer. Any investor who rejected the Rescission Offer received shares of the Company's stock at the rate of 7.5 shares for each $10 investment. As a result of these transactions leading to the Rescission Offer, the Company may be liable for administrative penalties and sanctions. The Company knows of no administrative proceedings or regulatory investigations related to the Rescission Offer that are currently pending or proposed. The amount of any such penalties and sanctions cannot be estimated.

On June 3, 1997, the Company entered into an agreement with the North Carolina Attorney General ("NCAG") ending the NCAG's threat to bring action against the Company for alleged violation of the North Carolina Pyramid Schemes Act and the North Carolina Unfair and Deceptive Trade Practices Act. The agreement resulted in the payment of $100,000 to cover attorneys' fees, costs of investigation and for consumer protection enforcement purposes, and the imposition of certain remedial measures including the modification of the Company's marketing plan in North Carolina, ongoing reporting by the Company and monitoring of the Company's activities by the NCAG. The violation of the agreement would likely result in injunctive action by the NCAG. Management believes the Company remains in compliance with the provisions of the agreement.

On February 6, 1998, an Assurance of Voluntary Compliance (the "Assurance") was accepted by the Georgia Office of Consumer Affairs. The Assurance was entered into by the Company without admission to alleged violation of the Georgia Fair Business Act of 1995, as amended, in order to resolve an investigation and examination of certain acts and practices of the Company without the necessity of formal legal action. The Assurance resulted in the Company paying $20,000 to reimburse the Georgia Office of Consumer Affairs for investigative costs, $70,000 to be applied to the Georgia Consumer Preventative Education Plan, and the imposition of certain remedial measures including the provision of refunds. On July 7, 1998, a Supplemental Assurance of Voluntary Compliance was entered into, establishing an orderly course of payment for all refunds to Georgia residents entitled to the same by December 31, 1998.

On October 3, 1998 the Michigan Attorney General's office issued a Notice of Intended Action to IHI. IHI had 10 days to respond to this Notice that alleged that IHI's marketing plan violated the Michigan Consumer Protection Act. IHI responded within the 10-day period, and the Attorney General's office and IHI agreed to enter into an Assurance of Voluntary Compliance on March 2, 1998 without admission by either party as to any issue of fact or law. IHI agreed to maintain a system to verify that compensation to participants is based on the sale of products to verified end users, including the Amway 70% rule and a policy requiring the participant to have made at least 2 retail sales to end users within the previous month. IHI also agreed to maintain a one year, 90% buy back provision; maintain a policy and practice that restricts purchases to a maximum of $500 during the first six months of participation, exclusive of products purchased for sales to consumers; offer refunds to those participants who purchased more than $500 during the first six months of their participation; and pay $25,000 to cover investigative costs. IHI is only required to pay $1,000 with the balance of $24,000 suspended for 1 year. If after 1 year there are no violations of the Michigan Consumer Protection Act, the balance will be waived.

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


On October 23, 1997, in the General Court of Justice, Superior Court Division, Wake County, North Carolina, an action was filed by Eric S. Block and Tina Block against the Company. The plaintiffs alleged fraud, breach of contract, unfair and deceptive trade practices in violation of North Carolina law, and punitive damages. Plaintiffs sought relief in the form of actual and compensatory damages, consequential damages, punitive damages, and treble damages (all in excess of $10,000), attorney's fees and other relief. This matter was resolved June 25, 1998 by the filing of a Stipulation of Voluntary Dismissal. The terms of the settlement are subject to a confidentiality agreement.

On March 13, 1998, the Securities and Exchange Commission ("SEC") suspended trading of the Company's common stock until March 26, 1998, because of questions regarding the accuracy of statements concerning, among other things, the return investors could expect to make on their investment and the regulatory background of the Company and its President. On March 16, 1998, the SEC filed a Complaint for Injunctive and Other Relief against the Company, the Company's three founders individually, and Incorporated (the "Defendants"). The SEC alleges that the Defendants engaged in the sale of unregistered securities; made misrepresentations and material omissions in connection with the sale of securities; and, knowingly misrepresented the Company's financial condition and concealed that it was operating a pyramid scheme. The Court entered, ex parte, an Order to Show Cause, Temporary Restraining Order, Order Freezing Assets, Order Prohibiting Destruction of Documents and Order Expediting Discovery as well as an Order Appointing a Receiver for the Company. On March 17, 1998 the Court amended the above Orders to allow the Company to accept new product sales orders from existing IRSRs for the Company's new nutritional and skin care products and telecommunication services. On March 24, 1998, the Defendants filed a Memorandum in Opposition to the SEC's Motion for Preliminary Injunction and Other Equitable Relief. On April 3, 1998, the Court entered a Memorandum Opinion and Order setting forth that the Company, its officers, agents, servants, employees, attorneys and persons in active concert or participation with them be restrained from, among other things: securities law violations; appointing a Monitor; requiring the posting of a $5 million bond upon which the receivership would be dissolved and management reinstated; a 50% reduction in the President's compensation; and certain other things. On April 9, 1998, the $5 million bond was posted by the President and the Receiver was relieved of his responsibilities. Subsequently, pursuant to an Order dated July 1, 1998, the Company secured and posted a 70% collateralized surety bond freeing up $1,500,000 previously loaned by the Company's President for the posting of the aforementioned bond. The Company's President, upon repayment of the $1.5 million plus interest of $47,484, from the replacement of the cash bond, executed options at a per share price of $1.33 for 1,163,522 shares of Company common stock. On April 22, 1998, the Court reviewed the Company's revised IRSR compensation plan and authorized the Company to conduct business consistent with the revised plan and under the scrutiny of the Monitor. Management of the Company intends to vigorously defend this action. The ultimate outcome of this matter cannot presently be determined and no adjustments have been made to the consolidated financial statements. The SEC action has had and continues to have an extremely negative impact on the day-to-day operations and the depleting operating capital. Tangible costs directly attributable to the SEC action for the period ending June 30, 1998 are;

Additional Cash Out and refund requests over and above
historical amounts                                             $    3,753,000

Legal costs, Receiver costs and Court-appointed Monitor
costs associated with the SEC action and class action
lawsuits                                                       $    1,041,305

Business material write-offs                                   $    2,000,000

Total SEC related costs for the six month period ending
June 30, 1998                                                  $    6,794,305


Costs to secure additional financing needed
to bridge the operating cash flow deficiency resulting
from the SEC action                                            $     364,372

On April 3, 1998, the Montana Securities Commissioner issued a Cease and Desist Order in the matter of International Heritage, Inc., Stanley H. Van Etten, Claude W. Savage, Larry G. Smith and International Heritage, Incorporated, a Nevada corporation, and their agents and representatives, Case No. I-04-02-98-04. The Order concluded that the Company's marketing program is a security within the meaning of the Montana Securities Act and that such has been and is offered and sold in violation of the Montana securities laws. On April 20, 1998, the Montana Securities Commissioner amended the Order, finding among other things, that the President made inaccurate statements to Montana IRSRs regarding the terms and status of the original Order. Under both Orders, the Montana Securities Commissioner ordered the Defendants to cease and desist violations of the Montana securities laws and sought fines up to $250,000 and restitution to Montana residents. A hearing was set for May 26, 1998. On May 1, 1998, the Company signed a Consent Agreement with the Montana Securities Commissioner allowing the Company to do business in the State under its new compensation plan. In accordance with the Consent Agreement, the Company must pay: $21,000 to reimburse the State's investigative costs; must allow refunds to any Montana resident Independent Retail Sales Representative ("IRSR") who executed a Retail Business Agreement ("RBA") with the Company and requests a refund within 45 days of written notice from the Company (refunds shall be less any commissions or refunds previously paid, as well as the retail value of any products received); offer the right to rescind the sale of any notes purchased by citizens of the State of Montana between July 17, 1997 and October 31, 1997; contribute to youth activities and consumer protection efforts in the State of Montana; and provide documents upon the reasonable request of the Commissioner to monitor compliance with the Order. No adjustments have been made to the consolidated financial statements as a result of this matter.

On March 24, 1998, a class action complaint was filed in the U.S. District Court for the Eastern District of North Carolina on behalf of Sharon A. Meckenstock, Dan H. Meckenstock, Custodian FBO Jean Carol Meckenstock and Wilber E. Meckenstock, on their own behalf and on behalf of a class of all persons similarly situated v. International Heritage, Inc., Stanley H. Van Etten, Claude W. Savage, Larry G. Smith, International Heritage, Incorporated, Civil Action No. 5:98-CV-237-BR-2 ("Meckenstock"). On March 27, 1998, a class action complaint was filed in the District Court of Dallas County, Texas, 101st Judicial District, by Denise Marsh, Felix Glen Ortega, Lupe Ortega, individually and on behalf of all others similarly situated v. International Heritage, Inc., Stanley H. Van Etten, Claude W. Savage and Larry Smith, Case No. 98-2332-E. On March 18, 1998, a class action complaint was filed in the Circuit Court of Dallas County, Texas, F-116th Judicial District by Craig T. Liebendorfer, individually, and on behalf of all others similarly situated v. International Heritage, Inc., Case No. DV98-2241. On April 1, 1998, a class action complaint was filed in the Circuit Court of Barbour County, Alabama, by Randall L. Greene, Andy Clark, Jackson Wayne Murphy, Donnie Kenneth Broderway, James H. Thomas, individually and on behalf of all others similarly situated
v. International Heritage, Incorporated, a foreign corporation, et. al., Case No. CV-98-42. On April 7, 1998, a class action complaint was filed in the General Court of Justice, Superior Court Division, Wake County, North Carolina, by William Swinney and Marshall Reddy, individually and as representatives of a class of all similarly situated sales representatives in the Company v. Stanley H. Van Etten, Clyde [sic] Savage, Larry Smith, International Heritage, Inc. and the remaining members of the Board of Directors, File No. 98 CVS 04277 ("Swinney"). All of these class action lawsuits, other than Meckenstock, allege the Defendants defrauded investors used misrepresentations and omissions of material facts in an unlawful and fraudulent scheme to offer and sell securities of the Company through recruiting people to buy interests in business centers, among other things. Plaintiffs in all of these class actions, collectively seek relief, through class action status in the form of actual damages, punitive damages, legal fees and other relief up to $300 million. However, many of the potential class members would include the same persons as those for which the SEC is seeking relief in the SEC action and it is arguable that potential class plaintiffs would be prohibited from receiving multiple recovery in more than one legal action. In addition, there are an unidentifiable number of potential unasserted claims in the form of class actions otherwise growing out of the SEC action. Swinney settled pursuant to a settlement agreement, wherein the parties neither admitted nor denied any wrongdoing, and the Company paid plaintiffs a nominal amount to dismiss the action. The specific terms of the settlement are subject to a confidentiality agreement. The ultimate outcome of these actions and unasserted claims cannot be presently determined; however, given the Court's April 22, 1998 authorization for the Company to conduct business under its revised compensation plan as referred to above, the Defendants intend to vigorously defend these actions.

NOTE 5: NOTES PAYABLE AND CONVERTIBLE DEBENTURES

During 1997, the Company issued $4,335,662 in convertible notes in a private placement conducted pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, ("Securities Act"). The notes bear interest at a rate of ten percent per annum. Principal and interest are due August 1, 1999, with interest payable quarterly. The notes are convertible into one share of common stock for each $2.00 principal amount of the notes. The notes automatically convert under the same terms upon: (1) an initial public offering providing gross proceeds of a minimum of $10,000,000 at a per share price of no less than $4.00, (2) a sale of all or substantially all of the assets of the Company to a public company and the per share price of the common stock of such company remains over $4.00 for any thirty-day period thereafter, or (3) any recapitalization, reconsolidation, merger or acquisition of or by the Company that results in the existing shareholders of the Company owning less than 51% of the Company and the per share price of the common stock of the Company remains over $4.00 for any 30-day period thereafter. The notes contain covenants restricting dividend payments and increase in executive compensation. The Company capitalized $553,120 in deferred registration costs, of which $288,895 has been amortized as of June 30, 1998 and $90,380 as of December 31, 1997. Interest expense was $108,390 in the quarter ended June 30, 1998 and $-0- in the quarter ended June 30, 1997. As of June 30, 1998, approximately $4,114,696 in note principal and accrued interest were converted to 2,057,348 shares of common stock in accordance with the conversion terms, and $229,398 in related deferred registration costs was charged to additional paid in capital.

During 1997 and 1998, the Company issued $10,537,000 in subordinated convertible debentures in a private placement to non-US residents pursuant to Regulation S of the Securities Act. The debentures bear interest at 8.5% per annum and mature December 15, 1999. Interest is payable in semi-annual payments on June 15 and December 15 of each year, commencing June 15, 1998. The debentures are subordinate to the Regulation D convertible notes. The debentures are convertible into 5,000 shares of common stock and warrants to purchase 3,000 shares of common stock at $4.00 per share for each $10,000 debenture. The debentures automatically convert under the same terms upon the same conditions as the Regulation D convertible notes described above. Upon automatic conversion, the debenture holder shall receive a premium of 500 additional shares of common stock. The debenture holders shall receive a premium for voluntary conversion per each $10,000 debenture as follows: 500 additional shares of common stock if redemption occurs prior to June 15, 1998; 400 additional shares if prior to December 15, 1998; 300 additional shares if prior to June 15, 1999; and 100 additional shares if prior to December 15, 1999. The warrants are exercisable by the holder at an exercise price of
$4.00 per share on or before December 15, 1999.   As of June 30, 1998,
$9,507,000 in debentures were converted into 5,228,850 shares of common stock and 2,852,100 warrants and $772,182 in related deferred registration costs was charged to additional paid in capital. The Company capitalized $1,375,596 in deferred registration costs, of which $146,822 has been amortized as of June 30, 1998 and $13,405 as of December 31,1997.

Total Interest expense was $212,499 in the quarter ended June 30, 1998 and $0 in the quarter ended June 30, 1997.

NOTE 6: STOCK OPTIONS

During 1995, the Company granted the initial Board of Directors and founders options for 5% of the issued and outstanding shares at $.02 per share. Effective October 31, 1996, the Board of Directors approved, and the original founders accepted, the cancellation of these options and the grant of new options for 1,350,000 shares in exchange for the canceled options. These new options are exercisable at $1.33 per share and expire October 31, 1999. These options remain outstanding at June 30, 1998 and are not subject to the option plan noted below.

In 1996, the Company issued Mayflower Holdings, Inc. 187,500 shares of common stock (valued at $250,000) in exchange for consulting fees. The shares were then canceled and options were granted for 375,000 shares effective October 31, 1996, at an exercise price of $1.33 per share. The options expire on October 31, 1999, and are outstanding as of June 30, 1998. During 1997, all shares and options issued to Mayflower Holdings, Inc. were reissued in the President's name. These options are not subject to the option plan noted below.

Under a 1995 employment contract and based on the Company's achievement of certain revenue goals, the President of the Company is entitled to receive stock incentives in the amount of 1% of issued and outstanding shares as of December 31, 1995, 2% as of December 31, 1996, and 3% as of each year ended December 31, 1997 through 2000. These stock incentives were granted to the President as additional compensation and were at no cost to the President. In 1995, the Company did not meet the sales level noted in the President's contract, but in March 1996, the Board granted the incentive stock to the President based on accrued sales and deferred revenue combined. Effective October 31, 1996, the President gave back the incentive stock and the Company granted additional stock options of 151,300 shares of common stock at an exercise price of $1.33 per share. Effective October 31, 1996, the President voluntarily agreed to accept grants of stock options for 2,295,000 shares, exercisable at $1.33 per share in exchange for the 1996, 1997, 1998, 1999 and 2000 incentive stock referred to above in order to eliminate the contingent stock issuances. As a result of having been granted these options, the President is no longer entitled to receive the stock incentives referred to above and the options are not contingent on the Company's achievement of the specified revenue goals. These options are outstanding as of June 30, 1998, expire on October 31, 2001, and are not subject to the option plan noted
below.   No compensation expense has been recorded since the options granted have exercise prices that approximate fair market value.

In 1996, the Company formalized and consolidated all previously existing options into a single option plan effective October 31, 1996, and reissued options for 3,579,250 shares (previously 3,175,000 shares) to its Board of Directors, management, advisory board members, consultants, named experts and counsel, IRSRs and others. These options are exercisable at $1.33 per share and expire on October 31, 1999. 3,495,000 of these options are outstanding as of June 30, 1998.

In 1997, the Company granted the three Company founders options for 2,700,000 shares. These options are exercisable at $2.00 per share and expire October 31, 1999. The Company also granted the President options for 1,085,500 shares. These options are exercisable at $2.00 per share and expire December 19, 2000. The Company also granted options for 384,628 shares to others during 1997. These options are exercisable at $2.00 per share and expire December 19, 2000. All of these options are outstanding at June 30, 1998 and are not subject to the option plan noted above.

In 1997, the Company granted options to its Board of Directors, management, advisory board members, consultants, named experts and counsel, IRSRs and others in the amount of 3,330,000 shares. 1,038,000 of these options are exercisable at $1.33 per share and expire on various dates in 2000. 2,292,000 of these options are exercisable at $2.00 per share and expire on various dates in 2000. 3,329,990 of these options are outstanding at June 30, 1998 and are subject to the option plan noted above.

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

During the quarter ended June 30, 1998, no options were granted or exercised.

The weighted average exercise price for all outstanding options is $1.62 per share. If all of the above options were exercised as of June 30, 1998, this would result in approximately 15,000,000 shares of additional outstanding common stock.

NOTE 7: ACQUISITION

On March 6, 1998, the Company entered into a share-for-share exchange with Kara International, Inc. ("Kara"), a Nevada corporation whose common stock is quoted and publicly traded on the Over-the-Counter Bulletin Board. The transaction is viewed as a reverse acquisition and is treated as a recapitalization of the Company for accounting purposes. Each outstanding share of the Company was exchanged for three shares of Kara and each outstanding option outside of the option plan described in Note 6 of the Company was exchanged for one option to acquire one share of Kara on like terms and conditions. Options subject to option plan described in Note 4 shall be exchanged for similar options, as not yet determined. 7,379,493 shares (97.73%) of the Company were exchanged for 22,138,479 shares of Kara, and 8,341,428 options of the Company were exchanged for 8,341,428 options of Kara. Effective March 3, 1998, Kara amended its articles of incorporation to change its name to "International Heritage, Incorporated" and increase its authorized capital from 50,000,000 shares to 100,000,000 shares of common stock at $0.001 par value. The shares of Kara received in exchange by the Company's stockholders are restricted and subject to Rule 144 of the Securities Act and must be held for a period of one year (or two years, as applicable) in order to comply with the rule.

The Company has convertible notes and debentures outstanding as of June 30, 1998 which are convertible into 481,500 shares of common stock plus warrants to purchase 2,852,000 shares of common stock. These potentially dilutive securities were not included in the computation of diluted earnings per share since to do so would have an anti-dilutive effect.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Statements and the notes thereto.

FINANCIAL UPDATE

The Company has been operating under extremely adverse conditions as a result of the SEC action and including SEC related costs the Company lost $8,258,128 for the second quarter and $7,920,648 for the 6 months ending June 30, 1998. The operating loss for the 6 months ending June 30, 1998, excluding SEC related costs of $6,794,305 and finance/interest expenses of $1,041,305 was $85,038 as compared to a $7,375,349 operating loss for the 6 months ending June 30, 1997. Considering the negative impact of external factors, management believes the Company has performed well from an operational standpoint.

As a result of the SEC action and the other class actions management has serious short-term and long-term liquidity concerns. If the SEC action had not been brought and there were no restrictions with respect to capital raising (as there currently are in place pursuant to the court's Order dated April 3, 1998) the Company would have conducted a secondary offering after the completion of its reverse merger, with the goal of raising $25 to 50 million to fund further domestic growth and international expansion. Furthermore, if the SEC action were not pending, holders of the 2,852,100 warrants have indicated their intention to exercise the same, which would provide the Company with $11,408,400 in additional working capital. Management is working diligently to expedite a resolution to or a hearing of the SEC action so as to enable the Company to pursue additional opportunities to satisfy its current and future liquidity concerns.

SALES

Net Sales for the second quarter of Fiscal 1998 were $10,724,171 as compared to sales for the first quarter of Fiscal 1998 of $19,718,732, or a 46% decrease in revenues which management attributes directly to the SEC action and the other class actions. New IRSRs recruited during the first quarter of 1998 were 17,618 or an average of 1,468 per week. Recruiting decreased significantly in the second quarter of 1998 as a result of the SEC action to 8,515 or 709 per week. Prior to the SEC action, management had anticipated doubling first quarter 1998 sales from new product launches and increased momentum within the network of IRSRs. From March 16 to April 3, 1998 the Company was ordered not to sign any new IRSRs into the Company. In addition, the Company was allowed to ship only a limited select line of products to existing IRSRs. Management considers sales generated in the second quarter of Fiscal 1998 to be a strong indication of the belief and confidence its IRSRs continue to have in the Company.

COST OF SALES

Gross profit margin for the period ending March 31, 1998 was 27.8% as compared to 3% for the first quarter ending March 31, 1997. Gross profit margins for periods ending June 30, 1998 and June 30, 1997 are 13.7% and 3% respectively. The low profit margin for the period ending June 30, 1998 is related to write-offs of business and marketing materials of $2,000,000 and additional cash outs and refunds of $3,753,000 which management directly attributes to the SEC action. Adding back these costs provides the Company with a 32.5% profit margin. This increase in operational specific margins is from the addition of the higher profit consumable products and the introduction of the Flex-Level compensation program which caps commission payouts at 55% of commissionable sales. Direct consumable product orders accounted for 34% in the second quarter as compared with 7.8% in the first quarter. Management anticipates consumable sales to contribute over 50% of its revenues in the third quarter, thereby increasing profitability even further.

SALES AND ADMINISTRATIVE EXPENSES

Overheads were 39.7% of sales for the period ending June 30, 1998 as compared with 14.3% for the period ending June 30, 1997. The increase is a direct result of the large decrease in sales. During the second quarter ending June 30, 1998, management reduced staffing costs by $1,9280,000 on an annualized basis. The Company has also implemented a cost justification program thereby examining all facets of the business to ensure efficient use of working capital. The Company's President voluntarily took a 50% pay decrease and other senior managers volunteered reductions in their salaries in order to reduce costs, increase operating profitability and preserve operating capital.

SEC RELATED COSTS

i) Tangible

Legal Fees - Legal Fees directly related to the SEC action and class action law suits in the second quarter total $ 845,404.75. In addition to these expenses $120,000 has been disbursed as retainer fees to various firms, bringing the total use of working capital for SEC related legal fees to $965,404.

Monitor and Receiver Fees - Court appointed Monitor fees (including monitor, monitor's accountant and monitor's legal fees) total $131,000, plus an additional $50,000 retainer requested by the monitor, for the three months ending June 30, 1998. In addition, Receiver fees in March 1998 were approximately $120,000. In the six months ending June 30,1998 Monitor and Receiver fees have utilized over $300,000 of the Company's working capital.

Cash Outs/Refunds - Negative publicity and uncertainty within the IRSR network resulting from the SEC action precipitated substantial refund and cash out requests of $3,753,000, over and above historical levels. The requests are being paid out over a six month period, as agreed with several State Attorneys General.

Inventory Write-Offs - Business and marketing materials in the amount of $2,000,000 became unusable and were written off as a direct result of the SEC action, and more specifically the court's Order dated April 3, 1998.

Judgement Bond - As part of the conditions of the Court Order, the Company was ordered to post a $5,000,000 bond with the court. The 100% collateralized bond was personally funded by the Company's President. The Company subsequently secured a 70% collateralized surety bond freeing up $1.5 million. The President, upon repayment of the $1.5 million plus interest of $47,484, exercised options at a per share price of $1.33 for 1,163,522 shares of common stock.

SEC Settlement Reserve - The Company is currently in discussions with the SEC aimed at resolving the SEC action taken against the Company. Management anticipates reaching an amicable settlement at some time in the future and therefore, the Company has reserved an amount equal to the court bond of $5,000,000 for these purposes. Management believes that whatever amount is necessary to settle the SEC action shall also serve as a settlement fund for the various class actions since all of the claims are substantially similar and potential class plaintiffs would be prohibited from recovery in more than one legal action.

ii) Intangible

Sales decreased by 46% from second quarter of 1997 to second quarter 1998 as a direct result of the SEC action. The Company cannot easily identify the tangible negative impact the action has had, and continues to have, on sales and new IRSR sign-ups. At the time the SEC action was commenced, the Company had just launched its new consumable products in conjunction with the Flex-Level Compensation plan. The weekend prior to the commencement of the SEC action, the Company held its third annual convention in New Orleans which was attended by over 12,000 IRSRs and guests. 1998 sales projections, prior to the SEC action, were $150,000,000 and the revised forecast is approximately $55 million for fiscal year end December 31, 1998. It is difficult to quantify those individuals who would otherwise join the Company as IRSRs if it were not for the SEC action.

Vendors having a long-term association with IHI have been understanding of the Company's situation but many have instituted COD payment terms. This exerts extreme pressure on the Company's working capital and has a negative cumulative effect on the Company's ability to meet current obligations.

The Company's previous credit card processor terminated its relationship with the Company on June 4, 1998 in response to their strategic decision to focus on industry segments other than direct sales and networking companies. The Company secured a new credit card processor and is building a solid business relationship with them. The Company's current monthly processing limit is $2 million and therefore the Company is attempting to increase the monthly processing cap, as well as seek other processors and provide payment alternatives such as check draft authorization.

Centura Bank ended its banking relationship with the Company during the second quarter as a result of the pending litigation. Management has secured another banking relationship.

WORKING CAPITAL

The SEC action has had a severe negative impact on the Company's working capital, both in expense outlays and a material decrease in revenues. Obtaining short-term working capital is an immediate priority of management and they are pursuing several potential sources which do not violate the capital raising restrictions imposed by the court's Order in the SEC action.

NEW PRODUCTS

The Company has introduced EarthPals TM, a new children's chewable vitamin to be included in its proprietary nutritional product line as well as a new Travel Pack for the Company's patented Skin Care product line, Tyra. Management anticipates that these additional products will further increase consumable product sales which generate higher profit margins than some of the Company's product lines consisting primarily of durable goods.

The Company has also made its telecommunications products available for commissions to be earned under the Flex-Level compensation plan. The Company's telecommunications strategic partnership with Business Telecommunications Inc. is competitive in rate and price structure with AT&T, MCI and Sprint, and provides IRSRs with the ability to earn commissions on the sale and usage of its telecommunications product. The Company has a similar strategic partnership in Canada with Sprint Canada. Management anticipates this program will contribute significantly to future sales.

ITEM 1    Legal Proceedings

          Registrant incorporates by reference Current Form 8-K dated March 16, 1998, Current Form 8-KA No. 1 dated March 16, 1998, Current Form 8KA No. 2 dated March 16, 1998, and Current Form 8K dated July 17, 1998.

ITEM 2    Change in Securities

          None

ITEM 3    Defaults on Senior Securities

          As of the date of this filing, Registrant has not yet paid $31,025.00 of accrued interest due June 15, 1998 on 8.5% Convertible Debentures issued pursuant to a private placement to non-US residents conducted pursuant to Regulation S of the Securities Act, due to the fact that the escrow agent has failed to provide the Registrant with payment instructions for the respective debenture holders. Registrant anticipates paying all such accrued but unpaid interest prior to the filing of the Form 10-Q for the period ended September 30, 1998.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None

ITEM 5    Other Information

          None

ITEM 6    Exhibits and Reports on Form 8-K

          Exhibits

               None

          Reports on Form 8-K

               None

                            SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be singed on its behalf by the undersigned hereunto duly authorized.


                            INTERNATIONAL HERITAGE, INCORPORATED

DATED:  08/14/1998          By /s/  Stanley H. Van Etten
                            ______________________________________

                            President, CEO and Chairman